Form 10-K
period 1993-12-31
CENCOR INC
filed 1994-03-31
CIK 18497

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Year Ended December 31, 1993
                          Commission file number 0-3417

                                  CENCOR, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                1100 MAIN STREET, CITY CENTER SQUARE, SUITE 2350
                                 P.O. BOX 26098
                        kANSAS CITY, MISSOURI 64196-6098
                            TELEPHONE (816) 221-9744

                      Incorporated in the State of Delaware

                                   43-0914033
                                 (I.R.S Employer
                               Identification No.)

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------

                      REGULAR COMMON STOCK, $1.00 PAR VALUE

     indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         _x_ Yes                  ___  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. []

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 10, 1994.

           1,240,727 SHARES OF REGULAR COMMON STOCK, $1.00 PAR VALUE

                   Market value at March 10, 1994 was $620,364
                    Documents incorporated by reference--None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  CENCOR, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1993

                                      Index



Item                                                                                                                      Page
- ----                                                                                                                      ----

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
     Item 1.   Business.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
     Item 2.   Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
     Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
     Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.  . . . . . . . . . . . . . . . . . .   11
     Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . .   14
     Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  . . . . . . . . . .   41

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42
     Item 10.  Directors and Executive Officers of the Registrant.  . . . . . . . . . . . . . . . . . . . . . . . . . . .   42
     Item 11.  Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.  . . . . . . . . . . . . . . . . . . . . .   46
     Item 13.  Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50
     Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .   50


                                     PART I

ITEM 1.   BUSINESS

GENERAL

     CenCor, Inc. was incorporated under the laws of Delaware on May 27, 1968. As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's sole operating subsidiary, Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century and, as indicated by the context, its prior subsidiaries.
     CenCor, through its wholly-owned subsidiary, Century, is primarily engaged in the consumer finance business. Century makes consumer and home equity loans to individuals, generally secured by personal property and real estate. Century also sells various insurance products, including credit life, accident and health, and property insurance in conjunction with its consumer loan business. In addition, Century purchases consumer retail installment sales obligations.
     On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court for the Western District of Missouri, seeking protection under Chapter 11 of the United States Bankruptcy Code. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the bankruptcy court on August 30, 1993. On November 1, 1993, CenCor issued new notes and stock to its subordinated noteholders pursuant to the provisions of the plan. The filing did not involve Century.

CONSUMER FINANCE OPERATIONS

     The percentages of gross revenue from consumer financing and insurance commissions during each of the last five years were as follows:


                                        Consumer Loans and
Year Ended December 31                  Installment Contracts    Insurance Operations
- ----------------------                  ---------------------    --------------------

     1989                                     91.5%                       8.5%
     1990                                     92.2                        7.8
     1991                                     93.1                        6.9
     1992                                     93.1                        6.9
     1993                                     95.0                        5.0


     Since the consumer finance business involves the carrying of receivables, a relatively high ratio of borrowings to invested capital is customary. Net income of the Company and Century is materially dependent on the cost of borrowed funds, and because the maximum rates charged for Century's lending operations are limited by statute, any increase or decrease in interest costs tend to have an adverse or favorable effect on the Company's and Century's net income.

     The following tables set forth certain information concerning Century's consumer finance business:



                                                           Average
                                                             Net
                                                         Receivables                    Unearned Finance
       For the Year                               (Gross Receivables Less       Charges as a % of Net Receivables
     Ended December 31                            Unearned Finance Charges)          Outstanding at Year End
     -----------------                            -------------------------     ---------------------------------


     1989 . . . . . . . . . . . . . . . .              $ 89,147,000                            23.2%
     1990 . . . . . . . . . . . . . . . .                98,069,000                            22.5
     1991 . . . . . . . . . . . . . . . .               104,687,000                            24.4
     1992 . . . . . . . . . . . . . . . .                90,523,000                            25.2
     1993 . . . . . . . . . . . . . . . .                88,039,000                            25.6




                                                                       Number                  Average
                                                   Offices              Loans                  Balance
     As of December 31                            Operated          Outstanding               Per Loan
     -----------------                            --------          -----------               --------

     1989 . . . . . . . .                            59                108,400                  $1,091
     1990 . . . . . . . .                            59                 81,100                   1,559
     1991 . . . . . . . .                            59                 75,300                   1,768
     1992 . . . . . . . .                            59                 60,200                   1,680
     1993 . . . . . . . .                            53                 59,033                   2,019




CONSUMER LOANS AND REAL ESTATE LOANS
     Consumer loan operations are generally confined to two types of loans, as authorized by the laws of the respective states in which business is conducted:
(a) loans on which the interest is reflected in the face amount of the note (precompute loans) and (b) loans on which the interest is computed on monthly unpaid balances (interest bearing loans). As of December 31, 1993, 85% of Century's consumer loans receivable were precompute loans. Permitted relevant effective rates for loans vary from 18% per annum to approximately 36% per annum with maximum allowable loans ranging from $2,500 to an unspecified amount. In general, Century charges the maximum rate permitted.
     During 1993, home equity loan receivables increased by 112% from $6,382,000 to $13,560,000. The average per loan net balance outstanding at December 31, 1993 was $15,327. Home equity loans consist primarily of loans made to individuals which are secured by first or second mortgages on single family homes.
     If a borrower needs additional money before repaying his loan in full, Century's policy is to extend additional monies if the borrower's credit circumstances warrant. This is done by making a new loan in an amount sufficient to pay off the balance of the old loan and to supply the needed new money. The following table sets forth certain information regarding new and present borrowers:



                              New Borrowers                                        Present Borrowers
                     --------------------------------                   ------------------------------------------
During the                                       Gross                                                       Gross
   Year             Number         % of          Amount          % of           Number         % of          Amount          % of
  Ended               of           Total          of             Total             of          Total           of           Total
December 31         Loans          Loans         Loans           Loans          Loans          Loans         Loans          Amount
- -----------         ------         -----         ------          -----          ------         -----         ------         ------
                                                 (000)                                                        000

   1989             10,444         32.2          $16,906         21.3           21,995         67.8          $60,091         78.7
   1990              7,839         28.4           12,895         18.9           19,805         71.6           55,352         81.1
   1991              7,954         25.9           14,170         18.2           22,717         74.1           63,627         81.8
   1992             10,326         35.7           20,317         26.6           18,583         64.3           56,188         74.3
   1993              8,074         21.6           19,276         17.7           29,381         78.4           89,779         82.3


(1)   The gross amount of loans to present borrowers at December 31, 1993 includes amounts lent to former borrowers of approximately 24%.



INSURANCE OPERATIONS


     In conjunction with its consumer lending operations and where applicable laws permit, Century also makes credit life, accident and health, property, and specialty insurance products available to its customers. The insurance is carried through American Bankers Life Assurance Co. of Florida and American Bankers Life Insurance Co. of Florida.
     The following table sets forth the percentage of revenues from insurance operations attributable to accident and health, property, and credit life policies for the periods indicated.



Year Ended          Accident                     Credit
December 31         & Health       Property       Life
- -----------         --------       --------      ------

1989. . . . .         45%             24%          31%
1990. . . . .         46              23           31
1991. . . . .         43              28           29
1992. . . . .         42              26           32
1993. . . . .         40              32           28



LENDING POLICIES

     In conducting lending activities, it is the policy of Century to require a satisfactory credit history. Loans are made to individuals primarily on the basis of the borrower's income and are limited to amounts which the customer appears able to repay without hardship. Investigation of the credit worthiness of obligors is made by Century's personnel. When security is taken in connection with a loan, the net realizable value of the property on which liens are taken as security (except for real estate in which case the loan amount is limited to a maximum of 75% of the appraised market value) is in many cases less than the amount of the related receivable.
     Subject to governmental restrictions, Century makes loans secured by consumer goods for varying periods, with original contractual terms up to 36 months and not exceeding 48 months. Home equity loans secured by real estate generally do not exceed 180 months. Century purchases retail installment contracts with original contractual terms generally not exceeding 36 months.

CREDIT LOSS EXPERIENCE

     Past due finance receivables are charged off in accordance with the policies set forth below and when management deems them to be uncollectible, although in most instances collection efforts do not cease. Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover losses in the existing portfolio (see Note 1 "Credit Losses" to the financial statements).
     Prior to December 31, 1991, unpaid balances were charged off if no installments had been received for 180 days. At December 31, 1991 Century charged off all non-asset receivables such as bankruptcies, deficiency balances, settlements and the unsecured portions of Chapter XIII bankruptcy accounts. The year end effect of this policy change was to increase 1991 charge offs by $3,000,000. In August 1992, Century implemented a policy of charging off accounts when six (6) or more monthly contractual installments are past due and aggregate collections of principal and interest for a six (6) month period are less than a contractual payment. However, when an account is considered uncollectible, it is charged off immediately. Uncollectible accounts are handled as follows:

     BANKRUPTCY - CHAPTER 7 - The balance of the account will be charged off in the month following the date of discharge.
     BANKRUPTCY - CHAPTER 13 - The unsecured portion of the balance will be charged off in the month following the confirmation hearing.
     SETTLEMENT - The remaining balance will be charged off in the month following the final payment.
     REPOSSESSION DEFICIENCY - The deficiency balance will be charged off after the appropriate proceeds of the sale of security have been posted. The appropriate supervisor must warrant that there is limited potential for additional collection.

          The allowance for credit losses in the opinion of management is adequate to cover losses and expenses known through the end of the year. The credit loss experience of Century for each of the five years ended December 31, is set forth below:




                                       1993              1992              1991             1990               1989
                                       ----              ----              ----             ----               ----

Gross charge-offs:
Amount . . . . . . . . . . . .     $ 5,032,000        $16,278,000       $13,412,000       $6,457,000        $5,582,000
Percent of average gross
  receivables outstanding. . .           4.57%             15.30%            10.26%            5.33%             5.03%
Recoveries from loans
  charged off . . . . . . . . .    $ 1,964,000          $ 880,000       $ 1,567,000       $  455,000        $  502,000

Net charge-offs (gross
 charge-offs less recoveries):
Amount  . . . . . . . . . . . .     $3,068,000        $15,398,000       $11,845,000       $6,002,000        $5,080,000
Percent of average gross
  receivables outstanding . . .          2.78%             14.47%             9.06%            4.95%             4.58%
Provisions for credit losses
  charged to income . . . . . .     $2,104,000        $12,988,000       $11,708,000       $4,323,000        $4,332,000




The following is a table of net receivables outstanding (gross receivables less unearned finance charges), percent of allowance for credit losses to net receivables at year-end and net charge offs at the dates indicated:




                                                          % of
                                                     Allowance for
                                   Net               Credit Losses         Net Charge-off's
          December 31          Receivables        To Net Receivables       During the Year
          -----------          -----------        ------------------       ----------------

             1989             $ 96,558,000                4.44%              $ 5,080,000
             1990              104,073,000                4.33                 6,002,000
             1991              108,523,000                7.02                11,845,000
             1992               80,767,000                7.42                15,398,000
             1993               93,998,000                5.35                 3,068,000





     A summary of delinquent consumer loan receivables (excluding sales contracts) as of December 31, 1989 through 1993 is set forth on the following page. The table includes accounts which have had no collections of principal, interest or charges for 60 days or more, classified as to the period during which the last collection was received. Thus, if any payment has been made on an account within 60 days, even though such payment was more than 60 days delinquent, the account is not included in the amounts shown in the table.




        Age of
Delinquent Installments          1993            1992            1991           1990           1989
- -----------------------          ----            ----            ----           ----           ----

     60-89 days . . . . .     $1,646,000     $ 1,046,000      $  843,000     $1,332,000     $1,415,000
     90-179 days  . . . .      1,694,000         386,000             ---      1,694,000      1,619,000
                              ----------     -----------      ----------     ----------     ----------
     Total  . . . . . . .     $3,340,000     $ 1,432,000      $  843,000     $3,026,000     $3,034,000
                              ----------     -----------      ----------     ----------     ----------
                              ----------     -----------      ----------     ----------     ----------



REGULATION
     Century operates under various state laws which regulate the direct consumer loan business, although the degree and nature of such regulation varies from state to state and depends on the laws involved. In general, the laws under which a substantial amount of Century's business is conducted provide for state licensing of lenders (which licenses may be revoked for cause), impose limitations on the maximum duration and amount of individual loans and the maximum rate of interest and charges and prohibit the taking of assignments of wages. In addition, certain of these laws prohibit the taking of liens on real estate except liens resulting from judgments.
     In accordance with the Federal Consumer Credit Protection Act, Century discloses to its customers various charges and expenses, including the total finance charge and the annual percentage rate of charges applicable to each transaction. Century also discloses either monthly interest rates or total dollar credit charges as required by the states in which it operates.
     Century also is subject to the provisions of the Fair Credit Reporting Act ("FCRA") and makes the disclosures to consumers required by the FCRA. Consumers are advised when adverse action, such as the denial of credit or insurance or an increase in charges for credit or insurance, is taken based in whole or in part on information contained in consumer reports received from consumer reporting agencies, such as credit bureaus, or other sources.
     A rule of the Federal Trade Commission permits a debtor to assert against a purchaser of a consumer credit contract, such as the installment contracts purchased by Century, all claims and defenses which the debtor could assert against the seller of the goods or services obtained by the debtor pursuant to the contract. Although Century has no direct recourse against the seller of such installment contracts, if problems with purchased contracts arise, it is common business practice and Century's history has demonstrated that the seller will exchange a more satisfactory installment contract for the problem one. Therefore, there has been no material impact on operations as a result of the rule. At December 31, 1993, approximately 22% of Century's receivables are from the purchase of installment contracts.

     Century is subject to the Equal Credit Opportunity Act, Title VII, prohibiting discrimination on the basis of sex or marital status, race, color, religion, national origin, age, receipt of income under public aid or good faith exercise of rights under the Consumer Credit Protection Act.



     The federal bankruptcy law affects the business of Century in the following principal respects:

     (A) Rights of the creditor and debtor to reaffirm obligations are limited by necessity of court approval, and then the debtor has 30 days to change his mind;

     (B) Contact between creditor and debtor must be limited once a bankruptcy case is filed;

     (C) Debtor next has choice of federal exemptions or state exemptions and in many instances federal exemptions are more liberal so that creditor's rights are limited;

     (D) Payments made by a debtor to a creditor 90 days before bankruptcy may have to be returned because of presumption of insolvency;

     (E) The value of secured property can be determined by the court rather than by the balance of the loan, thus making it possible for the debtor to retain property free and clear through payoff of the debt, at an amount which is less than the outstanding balance of the loan.


     Century continuously modifies its finance forms in order to conform with new interpretations of the various laws and regulations to which it is subject. However, it is virtually impossible, because of numerous new court decisions with retroactive application, to avoid technical violations, especially with respect to the truth-in-lending laws, which may subject Century to substantial liabilities including penalties and attorney's fees payable to its customers. To date, there has not been a significant number of such claims asserted against Century.
     The sale of insurance is subject to various insurance regulations in each state where Century sells such insurance.

EMPLOYEES

     As of March 7, 1994, the Company had 257 employees. The Company has no contract with any labor union representing its employees and there have been no organizing efforts of employees.

ITEM 2. PROPERTIES

LOCATION OF OFFICES

     Century's business requires a relatively small investment in fixed assets. All offices occupied by Century are leased with terms of five years or less.

     The geographic distribution of Century's business on December 31, 1993 was as follows:





                           Percent of                                    Percent of
                              Gross                                         Gross
  State          Offices   Receivables        State           Offices    Receivables
- -----            -------   -----------       ------           -------    -----------
Alabama             3         5.46%          Missouri. . . .     2          5.60%
Arizona             2         3.08           Nebraska. . . .     1          1.43
Colorado            2         3.07           New Mexico. . .     1          1.55
Florida             6         8.76           Oklahoma. . . .     4          9.28
Georgia            12        19.83           South Carolina      1          1.36
Kansas              6        11.84           Tennessee. . .      5          7.97
Kentucky            1         1.55           Texas. . . . .      4         12.44
Louisiana           1         1.56           Utah. . . . . .     2          5.22
                                                                --         -------
                                                                53         100.00%
                                                                --         -------
                                                                --         -------




Item 3. Legal Proceedings


     Because the business of Century involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and compliance with state and federal consumer laws, Century and its subsidiaries are from time to time plaintiffs and defendants in numerous legal proceedings. Other than the cases listed below, CenCor, nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by Century and its subsidiaries or, if such proceedings constitute other than routine litigation, in which there is a reasonable possibility of an adverse decision which could have any material adverse effect upon the financial condition of CenCor. There are no proceedings pending or, to the Company's knowledge, threatened by or on behalf of any administrative board or regulatory body which would materially affect or impair the right of Century to carry on any of its respective business.
     For information on legal proceedings involving the Estate of Robert F. Brozman and the CIKC Lenders (as later defined) see Note 4 to the financial statements.
     A subsidiary of Century commenced litigation on February 19, 1992 in the Circuit Court of the Thirteenth Judicial Circuit of Hillsborough County, Florida, against JoAnn's Instant Finance Cars, Inc. (JoAnn's) and certain of its affiliates from whom Century had purchased automobile financing contracts. The Company alleged a variety of fraudulent and criminal activities by the defendants and was seeking substantial monetary damages as well as various forms of equitable relief. Century was successful in having a receiver appointed to oversee the assets of JoAnn's and the contracts created by JoAnn's that were held by Century. The receiver was subsequently discharged upon a determination that the cost of continuing the receivership would exceed the amount of recovery to Century. On May 7, 1992, the suit filed by JoAnn's against CenCor, Century and two of their officers was dismissed with prejudice.

     On January 6, 1993, Century's subsidiary was awarded a summary judgment of $6,000,000 against JoAnn's; however, this amount is not necessarily indicative of the actual damages incurred by Century in the fraudulent scheme. Because JoAnn's does not own significant assets, the ability of Century to recover substantial monetary amounts from JoAnn's and/or its affiliates is doubtful, despite the summary judgment granted in Century's favor.
     On May 13, 1993, George C. Evans, Century's former President and CEO, filed suit against Century in the Circuit Court of Jackson County, Missouri at Kansas City, Sixteenth Judicial Circuit, State of Missouri, Case No. CV93-10201, alleging that he was terminated without cause and should be entitled to compensation for wages and bonuses.
     On May 13, 1993, Century filed suit against Evans, in the Circuit Court of Jackson County, Missouri at Kansas City, Case No. CV 93-10198, seeking Declaratory and Injunctive Relief. Both actions were dismissed pursuant to a Release and Settlement Agreement between Evans, Century and CenCor dated June 4, 1993. The Agreement requires that the parties keep the terms confidential with certain limited exceptions. Under the Agreement, Evans will receive periodic cash payments and may receive other contingent payments discussed in Note 13 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the registrant's fiscal year ended December 31, 1993.







              (The remainder of this page is intentionally blank.)

                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Until December 7, 1992, the Company's Common Stock was quoted on the NASDAQ National Market System (Symbol-CNCRE). Effective that date, the Common Stock was delisted from the NASDAQ National Market System because of CenCor's failure to meet the NASDAQ capital and surplus requirements. On December 4, 1992, the last date the Common Stock was quoted, the closing price was $ .50 per share. Since that time, CenCor's stock has been quoted on an inter-dealer basis in the over-the-counter market on the so-called "broker's pink sheets." The range of high and low sales price as quoted on broker's pink sheets for each quarter of 1993 and the range of high and low sales price as reported on the National Market system for each quarter of 1992 are as follows:





                              1992                     1993
                         ---------------          -------------

     Quarter Ended       High      Low            High      Low
     -------------       ----      ---            ----      ---
       March 31          6 1/2     4 1/2          1/2       1/8
       June 30           6         1 1/2          5/16      1/8
       September 30      3 3/4     1              3/8       3/16
       December 31       1         1/2            3/4       1/2




     The quotations from the broker's pink sheets reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.
     On March 10, 1994, the quoted bid price of the Common Stock on broker's pink sheets was $0.50.
     At March 10, 1994, CenCor had approximately 1,197 shareholders of record. No dividends have been paid on the common stock and the Company does not presently intend to pay dividends. Due to the current financial status of the Company it is unlikely that dividends will be declared or paid.
     In addition, the terms of Century's restructuring agreements eliminate Century's ability to pay dividends on its common stock other than in shares of Century. Accordingly, CenCor will not be entitled to receive cash dividends from Century until Century's restructured debt obligations have been paid in full.

ITEM 6.   SELECTED FINANCIAL DATA





                                                                                YEAR ENDED DECEMBER 31
                                                              1993         1992           1991       1990         1989
                                                          ----------------------------------------------------------------

Income Statement Data:
(In thousands except per share amounts)
  Revenue:
     Earned discount, interest and finance charges        $   21,892   $   24,023    $   30,089   $   27,131    $  23,411
     Insurance commissions                                     1,145        1,782         2,088        2,043        2,136
                                                          -----------  -----------   -----------  -----------   ----------
                                                              23,037   $   25,805    $   32,177   $   29,174    $  25,547

     Provision for credit losses                               2,104       13,156        12,133        4,323        4,355
     Operating expenses                                       19,339       14,652        18,169       10,325        9,785
     Interest expense, warrants                                  513         -             -            -            -
     Interest expense, net                                     9,263       10,685        11,562       10,474       10,487

     Operating income (loss)                              $   (8,182)  $  (12,688)   $   (9,687)  $    4,052    $     920

     Other income (loss):
       Gain on sale of finance receivables                $      944         -             -            -            -
       Loss on sale of property and equipment                    (18)        -             -            -            -
       Proceeds from officers life insurance                     -           -              652         -            -
                                                          -----------  ------------  ----------   ----------    -----------
                                                                 926         -              652         -            -
                                                          -----------  ------------  -----------  ----------    -----------
  Income tax benefit (expense)                                   -            336           687       (1,628)        (413)
                                                          -----------  -----------   -----------  ----------    -----------
     Income (loss) from continuing operations                 (7,256)     (12,352)       (8,348)       2,424          507
                                                          -----------  -----------   -----------  ----------    -----------

     Discontinued operations:(1)
       Income (loss) from operations(5)                          -           (502)          111          815          506
       Loss on disposal(5)                                       -         (3,699)         (340)        -            -
       Provision for credit losses on subordinated notes
         assumed by spun-off career training subsidiary(5)       -         (5,422)         -            -            -
                                                          -----------  ------------  -----------  -----------   -----------

   Income (loss) before extraordinary item                $   (7,256)  $  (21,975)   $   (8,577)  $    3,239    $   1,013

   Extraordinary Item:
       Gain on restructuring of long-term debt                18,033         -             -            -            -
                                                          -----------  -----------   -----------  -----------   -----------

   Net income (loss)                                      $   10,777   $  (21,975)   $   (8,577)  $    3,239    $   1,013
                                                          -----------  -----------   -----------  -----------   -----------
                                                          -----------  -----------   -----------  -----------   -----------
   Per Share Amounts:(2)
       Income (loss) from continuing operations           $    (5.45)  $   (11.34)    $   (7.66)  $     2.14    $     .43
       Discontinued operations                                   -          (8.84)         (.21)         .72          .42
       Extraordinary item                                 $    13.55         -             -            -            -
                                                          -----------  -----------   -----------  -----------   -----------
       Net income (loss) applicable to common stock
          and common stock equivalents                    $     8.10   $   (20.18)   $    (7.87)  $     2.86    $     .85
                                                          -----------  -----------   -----------  -----------   -----------
                                                          -----------  -----------   -----------  -----------   -----------

     Weighted average common and common
       equivalent shares outstanding                       1,331,058    1,089,048     1,089,718    1,134,581      1,195,382
                                                          -----------  -----------   -----------  -----------   -----------
                                                          -----------  -----------   -----------  -----------   -----------




                                                                                     YEAR ENDED DECEMBER 31
                                                              1993         1992           1991       1990         1989
                                                            -----------------------------------------------------------

Balance Sheet Data (End of Period):
     Net finance receivables                                 $88,972    $ 74,777       $100,905   $ 99,571      $ 92,268
     Total assets                                            $97,456    $102,130       $146,709   $165,530      $140,223
Indebtedness:(4)
     Unsecured notes payable and commercial paper               -           -               491     17,508        27,319
     Direct financing lease obligations                         -           -            14,115     16,374        10,269
     Long-term debt                                           96,284     108,321        116,657    106,913        83,680
     Stockholders' equity (deficit)(3)                        (5,715)    (16,625)         5,350     14,057        11,215


(1) During 1991 and 1992, the Company sold its temporary services division and the net assets of its equipment leasing company (see Note 3 to the financial statements)
(2)  Adjusted to reflect the one for five reverse stock split effected
     August 31, 1990.
(3) The purchase of treasury stock reduced the consolidated stockholders' equity of the Company in 1989 and 1991.
(4)  See Notes 2 and 5 of the financial statements.
(5)  Amounts shown net of income taxes.






              (The remainder of this page is intentionally blank.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The Company was significantly and adversely affected by certain events in 1991 and 1992. Among other consequences, these events have affected the Company's results of operations, its financial position, its liquidity, and resulted in certain defaults under the loan agreements. As a result of these adverse developments, the Company has, since mid-1991, experienced severe liquidity problems. In July 1992, the Board of Directors began reviewing various financial alternatives that the Company might pursue, including restructuring its outstanding debt by means of an exchange offer or by means of a Chapter 11 bankruptcy filing, with the goal of maximizing its investment in Century and implementing a long-term solution to the Company's financial situation. The review process resulted in the development of a proposed restructuring plan and a prepackaged bankruptcy plan of reorganization, which was circulated to noteholders and other creditors on May 13, 1993. Following creditor approval, CenCor filed for Chapter 11 bankruptcy reorganization on July 19, 1993. The prepackaged bankruptcy plan was confirmed by the bankruptcy court on August 30, 1993.
     On January 28, 1993, Century completed a restructuring of its debt obligations with its principal creditors (NOTE 5). Subsequent to the restructuring, Century sold or closed twelve non-strategic branches to obtain operating efficiencies. Century has also modernized many of its offices and has converted to an on-line computer system. According to its business plan, Century intends to achieve financial stability and profitability through internal growth with a program to grow its current branches and expand the branch network in states with strong operations. In addition, the business plan calls for the acquisition of compatible receivables and/or companies to achieve growth of receivables of $100 million in the next four years. The plan assumes that Century will be able to retain a substantial portion of acquired accounts as active customers and that acquisitions can be negotiated with acceptable yields and levels of credit risk. Century's acquisition program is also dependent on its ability to obtain additional financing.
          On August 22, 1992, the Century Board hired George C. Evans as President and CEO to direct the operations of Century. Mr. Evans' employment was terminated effective April 12, 1993 (see Note 13 to the financial statements). Dennis C. Berglund, who had 24 years of experience with Avco Financial Services, was then appointed to fulfill these duties. Effective June 15, 1993, Mr. Berglund was appointed to the positions of President and CEO.
     During 1993, Century also completed the installation of a modern management information and data processing system which is operated under contract with Norwest Financial Information Services Group ("Norwest"). Norwest provides similar services for the consumer loan operations of its own affiliate and for a large section of the consumer finance industry, which includes approximately 4,000 branch offices throughout the country. The system provides Century headquarter personnel on-line access to branch data and enables Century to provide more timely and informative reports to improve management decision making, supervision and control.

CURRENT OVERALL TRENDS

     During the year ended December 31, 1993, the Company incurred a net loss from continuing operations of $7,256,000 as compared to a net loss of $12,352,000 for 1992. As discussed in further detail below, the loss resulted primarily from a decrease in total revenue of $2,768,000 (11%) and an increase in operating expenses of $4,687,000 (32%). Offsetting these was a decrease in provision for credit losses of $11,052,000 (84%).
     Century has shifted its emphasis away from sales finance contracts acquired from automobile dealers, and is focusing on more desirable and profitable direct loans, including home equity loans, which typically have lower yields but generally have lower charge-off and servicing costs.
     In addition, during 1993 Century sold four of its branches and sold an additional six branch offices during January and February of 1994. Management determined that these locations were outside of its focused market area and the cost of operating the offices was not providing adequate benefits. The sale of these branches will enable Century to focus on its more profitable and geographically desirable offices.
     Century also merged two of its branch offices into other nearby branches during 1993 in order to consolidate resources, improve efficiency, and eliminate overhead costs.
     Management feels that the above mentioned changes and the completion of the installation of the new data processing system will serve to reduce the amount of operating expenses in 1994. Management intends to closely evaluate and monitor operating expenses throughout the year.

1993 COMPARED TO 1992

     Interest on finance receivables decreased by $2,131,000 (9%) in the year ended December 31, 1993. The decrease resulted primarily from the change in the concentration of high yielding assets, such as automobile sales finance contracts, to an increase in the level of lower yielding home equity loans.
     The provision for credit losses decreased by $11,052,000 to $2,104,000 for the year ended December 31, 1993. The decrease in the provision for credit losses is primarily attributable to the significant decrease in the auto paper portfolio, the increased recoveries of previously charged off receivables and the strengthening of management and controls.
     Operating expenses increased by $4,687,000 (31%) to $19,339,000 for the year ended December 31, 1993. The increase was mostly due to additional costs incurred to improve the quality and effectiveness of Century's operations. Most of the increase in operating expenses occurred in the following categories: salary and employment expenses (44%), rent expense (30%), computer system conversion (100%), incentives toward the growth of Century's portfolio (68%), settlement with a former employee (100%), and relocation expenses (78%).
     Interest expense decreased slightly in the year ended December 31, 1993 from $10,685,000 at December 31, 1992 to $9,263,000 at December 31, 1993. The
decrease in the interest expense resulted from the restructuring of the outstanding long term debt (see Notes 2 and 5 to the financial statements).

     In addition, Century, in connection with its debt restructure on January 28, 1993, issued warrants to its noteholders in order to acquire 300,000 shares of Century common stock (see Note 5 to the financial statements). The value of the warrants in excess of the exercise price is being accrued as interest expense.
     As previously mentioned, Century sold four of its branch offices during 1993. The resulting gain from the sale of the branch receivables ($944,000) and the loss from the sale of the branch fixed assets ($18,000) was recorded as other income (loss) in the accompanying consolidated statement of operations.
     As a result of CenCor's reorganization plan (see Note 2 to the financial statements), CenCor issued New Notes, Convertible Notes, and stock to its noteholders. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. As a result of these transactions, an extraordinary gain of $18,033,000 was recorded.
     No provision for income tax was recorded in 1993. See Note 10 to the financial statements.

1992 COMPARED TO 1991

          Interest on finance receivables decreased in the year ended December 31, 1992 compared to 1991. Although yields were comparable between the two years, average earning balances for the period were lower in 1992 as compared to 1991. This resulted from Century's decision to significantly curtail the purchase of bulk automobile sales contracts subsequent to the discovery of the JoAnn's fraud in late 1991. As a result, net finance receivables were $74,777,000 at December 31, 1992 as compared to $100,905,000 at December 31,
1991. Because principal pay downs were not reinvested in bulk sales contracts, cash and cash equivalents increased $19,976,000 during 1992 to $23,401,000.
     Insurance commissions were down $306,000 or 15% from 1991. The decrease also reflected the lower consumer loan origination activity in 1992 compared to 1991.
     The provision for credit losses increased $1,023,000 to $13,156,000 for the year ended December 31, 1992. Net charge offs for 1992 included approximately $2,700,000 of JoAnn's notes of which $2,100,000 had been previously reserved.
As a result of significant credit losses in Century's automobile sales contract portfolio, management has increased the related allowance for credit losses to approximately 22% of net outstanding balances. The allowance for credit losses on all other finance receivables is approximately 5% of net outstanding balances.
     Operating expenses for 1992 decreased to $14,652,000 from $18,169,000 in 1991. The 1991 results included $3,120,000 of service fees paid to JoAnn's and a $3,707,00 loss on fraudulent contracts which did not reoccur in 1992. The 1992 results reflect higher professional expenses incurred in connection with the JoAnn's fraud and dealing with defaults on CenCor's and Century's debt.
     The loss from discontinued operations for 1992 was $9,623,000 as compared to a loss from discontinued operations of $229,000 for the same period in 1991. The increase is primarily due to the $5,422,000 provision for credit losses related to the Junior Secured Debenture issued by Concorde Career Colleges ("Concorde") and the net loss on disposal of discontinued operations' assets of $3,699,000 (see Note 3 to the financial statements).
     An income tax benefit of $336,000 was recorded for the 1992 loss. A reconciliation of income tax benefit to the amount computed using the statutory federal income tax rate is included in Note 10 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AVAILABILITY

     On January 29, 1993, after extensive negotiations with its major creditors, Century successfully completed its debt restructuring. Prior to that date, Century had been in default on all its debt due to various covenant violations (see Note 5 to the financial statements for details of Century's debt restructure). The terms of Century's restructuring agreements limit Century's ability to incur additional indebtedness, within certain limits.
     On October 15, 1993 Century entered into a letter of intent with Congress Financial Corporation ("Congress") that provided for a revolving line of credit up to $25,000,000. The loan will be used to provide future working capital for Century in order to achieve its plan of portfolio growth. The facility is fully secured by a first lien on all of Century's assets. The interest rate on the proposed Congress loan is two percent (2%) above the prime commercial interest rate, adjusted monthly. The revolving credit line is provided for a minimum of two years with automatic year to year renewals unless terminated by either party. Management expects to complete the Congress agreement and have funds available by April 1, 1994.
     As previously mentioned, CenCor successfully restructured its debt on August 30, 1993. For a further discussion of CenCor's debt restructure, refer to Note 2 of the financial statements.

CAPITAL OBLIGATIONS

     The Company has no significant obligations for capital purchases.

DEFAULTS ON LONG-TERM DEBT

     At December 31, 1992, Century was in default of certain covenants in its long-term debt agreements. On January 29, 1993, Century entered into amendment and exchange agreements with the holders of its long-term debt (the Agreements), whereby the holders agreed to defer all principal payments until
April 30, 1997.   Additionally, many covenants of the debt agreements were
amended. The covenants include, in part, maintaining net worth at certain minimum levels and limitations on indebtedness and payment of dividends. Century is in compliance with the amended covenants of the long-term debt agreements.
     Pursuant to the Agreements, all of Century's long-term debt will mature on April 30, 1997. However, certain scheduled principal installments as provided for in the original debt agreements are due prior to this date. In lieu of cash payment of the scheduled principal installments, Century will deliver Secured Deferred Payment Notes for the related senior debt and a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes for the related subordinated and junior subordinated debt. These notes will bear interest at a fixed rate equal to the rate on 4.5 year Treasury notes as of the installment due date, plus 2.25% (senior notes), 3.75% (subordinated notes) and 5% (junior subordinated notes).

     Interest is payable monthly under all of the notes, except for the Secured Compound PIK Notes, for which interest compounds monthly and is payable on April

30, 1997.
     Prior to the restructuring of its debt, CenCor was in default on both its public and private debt. As part of the Restructuring, which was consummated on August 30, 1993, the old debt was exchanged for New Notes, Convertible Notes, and stock (see Note 2 to the financial statements). The Company is in compliance with all covenants and terms under the new indenture.

INTERNAL REVENUE SERVICE EXAMINATION

     The Company's income tax returns for 1988 and 1989 were examined by the Internal Revenue Service (IRS), which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has also claimed additional deductions in these years. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.
     As a result of the unresolved IRS examination, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial statement or federal income tax purposes.

CONTINUING OPERATIONS

     As noted earlier, CenCor successfully restructured its long-term debt pursuant to a plan confirmed by the U.S. Bankruptcy Court and approved by the majority of its creditors. Management believes that CenCor's financial condition will not have a material adverse impact on Century's financial condition, operations, or its ability to fund its operations. Funds that are available to CenCor, including cash on hand, investment income and the collection of certain receivables, are expected to be sufficient to support CenCor's limited activities through at least 1996.
     In addition, with the potential availability of the line of credit provided by Congress, Century intends to pursue its business plans of expansion through acquisitions of consumer finance businesses and portfolios of consumer loans and also through expansion of business with its existing and former customers.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     The cost of Century's operating expenses has increased due to normal inflationary increases. Century foresees no detrimental effects from inflation as long as inflation remains at or near current levels. Changes in interest rates can affect Century. Its liabilities are more sensitive to interest rate changes than its assets.
     While economic conditions affecting the country have an impact on Century's business, primarily with its cost of funds, the business is such, that specific local economies have a much greater financial impact. For example, a major employer either adding or reducing employees will have a ripple effect in a community which will impact Century's ability to make and collect loans. Century, as it is now structured, does not anticipate any major economic effect on its business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
CenCor, Inc.
Report of Independent Auditors                                               20

Consolidated Balance Sheets--At December 31, 1993 and 1992                   21

Consolidated Statements of Operations--For the Years
     Ended December 31, 1993, 1992, and 1991                              22-23

Consolidated Statements of Stockholders' Equity (Deficit)--For the Years
     Ended December 31, 1993, 1992, and 1991                                 24

Consolidated Statements of Cash Flows--For the Years
     Ended December 31, 1993, 1992, and 1991                              25-26

Notes to Consolidated Financial Statements                                   27


                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors and Stockholders
CenCor, Inc.

We have audited the accompanying consolidated balance sheets of CenCor. Inc. (the Company) as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenCor, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                                  ERNST & YOUNG

Kansas City, Missouri
March 4, 1994

                                  CenCor, Inc.
                           Consolidated Balance Sheets




                                                                      DECEMBER 31
                                                                  1993               1992
                                                            ----------------------------------

ASSETS
Cash and cash equivalents                                    $  3,277,000        $ 23,401,000
Net finance receivables, less allowance for
 credit losses of $5,026,000 ($5,990,000 in 1992)              88,972,000          74,777,000
Property and equipment, net                                     1,742,000             665,000
Other assets                                                    3,465,000           3,287,000
                                                             ------------        -------------
                                                             $ 97,456,000        $102,130,000
                                                             ------------        -------------
                                                             ------------        -------------



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Long-term debt                                               $ 96,284,000        $108,321,000
Accrued interest                                                  641,000           5,731,000
Accrued interest - warrants                                       513,000                -
Accounts payable and accrued liabilities                        5,733,000           4,703,000
                                                            -------------       --------------
Total liabilities                                             103,171,000         118,755,000


Stockholders' equity (deficit):
 Common stock, $1 par value, 2,000,000 shares
   authorized, 1,240,727 shares issued and outstanding
   (1,360,458 shares in 1992)                                   1,241,000           1,360,000
 Paid-in capital                                                2,805,000           6,574,000
 Accumulated deficit                                           (9,761,000)        (20,538,000)
 Less treasury shares, at cost (271,410 shares in 1992)             -              (4,021,000)
                                                             -------------       -------------
Total stockholders' deficit                                    (5,715,000)        (16,625,000)
                                                             -------------       -------------

                                                             $ 97,456,000        $102,130,000
                                                             ------------        ------------
                                                             ------------        ------------





SEE ACCOMPANYING NOTES.

                                  CenCor Inc.

                      Consolidated Statements of Operations





                                                                                YEAR ENDED DECEMBER 31

                                                              1993                   1992                1991
                                                       --------------------------------------------------------------------
Finance charges and insurance commissions                      $ 23,037,000          $ 25,805,000        $ 32,177,000

Operating expenses:
  Provision for credit losses                                     2,104,000            13,156,000          12,133,000
  Operating expenses                                             19,339,000            14,652,000          11,342,000
  Loss on fraudulent automobile contracts                                 -                     -           3,707,000
  Repossession service fees                                               -                     -           3,120,000
  Interest expense, net                                           9,263,000            10,685,000          11,562,000
  Interest expense, warrants                                        513,000                     -                   -
                                                       --------------------------------------------------------------------
                                                                 31,219,000            38,493,000          41,864,000
                                                       --------------------------------------------------------------------
Operating loss                                                   (8,182,000)          (12,688,000)         (9,687,000)

Other income (loss):
  Gain on sale of finance receivables                               944,000                     -                   -
  Loss on sale of property & equipment                              (18,000)                    -                   -
  Proceeds from officers' life insurance                                  -                     -             652,000
                                                       --------------------------------------------------------------------

Loss from continuing operations before
  income taxes and extraordinary item                            (7,256,000)          (12,688,000)         (9,035,000)
Income tax benefit                                                        -               336,000             687,000
                                                       --------------------------------------------------------------------
Loss from continuing operations before
  extraordinary item                                             (7,256,000)          (12,352,000)         (8,348,000)

Discontinued operations:
  Income (loss) from operations, net of taxes
    ($0 in 1992 and $8,000 in 1991)                                       -              (502,000)            111,000
  Loss on disposal, net of tax benefits ($0 in
    1992 and $29,000 in 1991)                                             -            (3,699,000)           (340,000)
  Provision for credit loss on subordinated
    notes assumed by spun-off subsidiary, net of
    taxes ($0 in 1992)                                                    -            (5,422,000)                  -
                                                            ---------------------------------------------------------------

Loss from discontinued operations                                         -            (9,623,000)           (229,000)
                                                            ---------------------------------------------------------------

Loss before extraordinary item                                   (7,256,000)          (21,975,000)         (8,577,000)
Extraordinary item:
  Gain on restructuring of long-term debt
    net of taxes ($0 in 1993)                                    18,033,000                     -                   -
                                                            ---------------------------------------------------------------

Net income (loss)                                              $ 10,777,000          $(21,975,000)        $(8,577,000)
                                                            ---------------------------------------------------------------
                                                            ---------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                                  CenCor Inc.




                                                                                           YEAR ENDED DECEMBER 31

                                                                           1993                  1992                1991
                                                                 ----------------------------------------------------------------

Weighted average common and common
  equivalent shares outstanding                                             1,311,058             1,089,048           1,089,718
                                                                 ----------------------------------------------------------------
                                                                 ----------------------------------------------------------------
Earnings per share of common stock and
  common equivalent shares of stock:

    Earnings (loss) per share from continuing operations                    $   (5.45)            $  (11.34)          $   (7.66)

    Earnings (loss) per share from discontinued operations                          -                 (8.84)               (.21)
                                                                 ----------------------------------------------------------------

    Earnings (loss) per share before extraordinary items                        (5.45)               (20.18)              (7.87)

    Earnings (loss) per share from extraordinary item                           13.55                     -                   -
                                                                 ----------------------------------------------------------------

    Earnings (loss) per share from net income                                $   8.10             $  (20.18)          $   (7.87)
                                                                 ----------------------------------------------------------------
                                                                 ----------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                                  CenCor, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)








                                                   COMMON STOCK                                          TREASURY STOCK
                                                 ----------------                                      ------------------
                                                                                 RETAINED
                                                                 PAID- IN         EARNINGS
                                    SHARES          AMOUNT        CAPITAL        (DEFICIT)     SHARES       AMOUNT         TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1990       1,360,458      $1,360,000     $6,574,000    $10,014,000     253,540   $(3,891,000)   $14,057,000
  Net loss                                 -               -              -     (8,577,000)          -             -     (8,577,000)
  Treasury stock purchases                 -               -              -               -     17,870      (130,000)      (130,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1991       1,360,458       1,360,000      6,574,000      1,437,000     271,410    (4,021,000)     5,350,000
  Net loss                                 -               -              -    (21,975,000)          -             -    (21,975,000)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1992       1,360,458       1,360,000      6,574,000    (20,538,000)    271,410    (4,021,000)   (16,625,000)
  Net income                               -               -              -     10,777,000           -             -     10,777,000
  Cancellation of treasury stock    (271,410)       (271,000)    (3,750,000)             -    (271,410)    4,021,000              -
  Issuance of common stock           151,679         152,000        (19,000)             -           -             -        133,000
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1993       1,240,727      $1,241,000     $2,805,000    $(9,761,000)          -             -    $(5,715,000)
                              ------------------------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES.

                                  CenCor, Inc.

                      Consolidated Statements of Cash Flows




                                                                       YEAR ENDED DECEMBER 31
                                                            1993               1992                      1991
                                                  -------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                      $10,777,000         $(21,975,000)            $(8,577,000)
Adjustments to reconcile net
  income (loss) to net cash provided by (used
  in) operating activities:
    Depreciation                                           191,000              113,000                 189,000
    Amortization of intangible
      assets and debt expense                               95,000              335,000                 720,000
    Provision for credit losses                          2,104,000           13,156,000              12,133,000
    Loss from discontinued
      operations                                                 -            9,623,000                 229,000
    Gain on sale of finance receivables                   (944,000)                   -                       -
    Deferred tax benefit                                         -             (336,000)               (708,000)
    Gain on restructure of debt                        (18,033,000)                   -                       -
    Changes in assets and liabilities:
    Accrued interest                                       641,000              388,000                   6,000
    Accrued interest - warrants                            513,000                    -                       -
    Other assets and liabilities                         1,164,000            6,696,000               2,064,000
                                                  -------------------------------------------------------------------

Total adjustments                                      (14,269,000)          29,975,000              14,633,000
                                                  -------------------------------------------------------------------

Net cash provided by (used in) operating
activities                                              (3,492,000)           8,000,000               6,056,000


INVESTING ACTIVITIES
Capital expenditures, net                               (1,338,000)            (515,000)                (30,000)
Finance receivables originated
    or purchased                                       (91,842,000)         (52,718,000)            (69,406,000)
Finance receivables repaid or sold                      76,487,000           65,858,000              56,364,000
Cash used in discontinued operations                             -             (671,000)             (1,460,000)
Proceeds from sale of discontinued
operations                                                       -            7,042,000                 784,000
Proceeds from sale of other assets                          61,000            1,202,000                       -
                                                  -------------------------------------------------------------------

Net cash provided by (used in)
    investing activities                               (16,632,000)          20,198,000             (13,748,000)



See Accompanying Notes.

                                  CenCor, Inc.




                                                                      YEAR ENDED DECEMBER 31
                                                          1993                 1992                1991
                                                  ------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt               $         -         $          -        $47,031,000
Principal payments on long-term debt                             -           (7,731,000)       (36,428,000)
Net decrease in notes payable                                    -                    -        (14,600,000)
Net decrease in commercial paper                                 -             (491,000)        (2,417,000)
Purchase of treasury stock                                       -                    -           (130,000)
                                                  ------------------------------------------------------------

Net cash used in financing activities                             -          (8,222,000)        (6,544,000)
                                                  ------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                                  (20,124,000)         19,976,000        (14,236,000)
Cash and cash equivalents at
  beginning of year                                      23,401,000           3,425,000         17,661,000
                                                  ------------------------------------------------------------

Cash and cash equivalents at end of year               $  3,277,000        $ 23,401,000        $ 3,425,000
                                                  ------------------------------------------------------------
                                                  ------------------------------------------------------------


SUPPELMENTAL DISCLOSURES OF CASH FLOW INFROMATION
  Cash paid during the year for:
    Interest                                           $  9,010,000         $11,503,000        $15,333,000
                                                  ------------------------------------------------------------
                                                  ------------------------------------------------------------

    Income taxes                                       $          -         $         -        $   306,000
                                                  ------------------------------------------------------------
                                                  ------------------------------------------------------------


SEE ACCOMPANYING NOTES

                                  CenCor, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 1993, 1992, and 1991

1.   SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

CenCor, Inc. is essentially a holding company for its wholly-owned subsidiary, Century Acceptance Corporation ("Century"). On January 29, 1993, Century completed a restructuring of its debt obligations with its principal creditors (NOTE 5). On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court for the Western District of Missouri seeking protection under Chapter 11 of the United States Bankruptcy Court. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the bankruptcy court on August 30, 1993. As discussed further in Note 2, on November 1, 1993, CenCor issued new notes and stock to its subordinated noteholders pursuant to the provisions of the plan. The filing did not involve Century.

ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Because of changing economic conditions and the economic prospects of borrowers, it is often necessary to make frequent changes in estimates and assumptions. Accordingly, actual results could differ from such estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses. Management believes that the allowance for credit losses is adequate. While management uses currently available information to recognize losses on finance receivables, future additions to the allowances may be necessary based on changes in economic conditions in the Company's market areas.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of CenCor, Inc., and its subsidiaries, (together, the "Company") all of which are wholly owned. At December 31, 1993, Century was the Company's only subsidiary.

The Company, through its subsidiary Century, is engaged in the consumer finance industry. Century provides consumer loans and real estate loans to individuals and purchases installment sales contracts. The Company also sells various insurance products including property, credit life, accident and health insurance in conjunction with its consumer loan business. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Finance charges on receivables are recognized as revenue using the interest (actuarial) method. Finance charge accruals are suspended on accounts more than two months contractually past due. Once an account is suspended, finance charges are recognized on a collection basis.

Insurance commissions are generally recognized as revenue over the term of the loan.

CREDIT LOSSES

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses in the existing portfolio. The allowance is determined using estimated loss percentages established by management for each major category of receivables. Additions to the allowance are charged to the provision for credit losses.

Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance receivables losses.

Finance receivables are charged to the allowance for credit losses when they are deemed to be uncollectible but, in any event, all accounts (except for real estate secured loans) for which an amount aggregating a full contractual payment has not been received for six consecutive months are written off. Real estate secured loans are charged to the allowance for credit losses when a full contractual payment has not been received for twelve months unless the property has been foreclosed.

DEALER RESERVES

At the time of the acquisition of certain automobile and sales finance contracts, arrangements are entered into with dealers whereby reserves are established and are available to the Company to charge credit losses associated with such contracts. The balance of the reserve may be refunded to the dealer should the actual loss experience of the contracts be less than the negotiated amount.

DEPRECIATION AND AMORTIZATION

Furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized ratably over the terms of the related leases.

OTHER ASSETS

Included in other assets at December 31, 1993 and 1992, is a $1,000,000 receivable from an insurance company in connection with a fidelity bond claim arising from the loss on fraudulent automobile contracts (NOTE 6).

Other assets at December 31, 1993 and 1992, also include a $750,000 note receivable related to the sale of Charter Equipment Leasing (Charter) (NOTE 3).

GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the sale of The Christine England Corporation (dba Writer's) in 1991, $1,936,000 of goodwill and non-compete agreements were netted against the sale proceeds.

In connection with sale of the Company's Temporary Services division and Charter in 1992, all remaining unamortized goodwill and other intangibles of $3,097,000 were netted against the sale proceeds. Amortization expense was $145,000 in 1992, and $427,000 in 1991.

TRANSACTIONS WITH AFFILIATES

Prior to 1993, certain corporate, general and administrative expenses had been allocated from the Company to two former subsidiaries, Concorde Career Colleges, Inc. (Concorde) and LaPetite Academy, Inc. (LaPetite), which were spun off in 1988 and 1983, respectively. These allocations were made in accordance with agreements between the Company, Concorde, and LaPetite based on the estimated amounts attributable to each.

The expense allocations from the Company to Concorde were $328,000 in 1992 and $611,000 in 1991. The expense allocations from the Company to LaPetite were $689,000 in 1992 and $1,193,000 in 1991.

Management believes the allocations were reasonable and approximate the costs of services had they been obtained from unaffiliated parties. Included in accounts receivable are amounts due from LaPetite which total $36,000 at December 31, 1992. This amount was paid in full in 1993.

CASH EQUIVALENTS



Cash equivalents consisted of money market funds and are stated at cost, which approximates market.

RECLASSIFICATIONS

Certain 1991 and 1992 amounts have been reclassified to conform to the 1993 presentation.

DIVIDEND RESTRICTION

CenCor has limited sources of funds from continuing operations, except from Century. The terms of Century's debt restructuring (NOTE 5) eliminate Century's ability to pay dividends on its common stock other than in the stock of Century. Accordingly, CenCor will not be entitled to receive cash dividends from Century until Century's restructured debt obligations have been paid in full.

2.  REORGANIZATION AND EXTRAORDINARY ITEM

On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the Bankruptcy Court on August 30, 1993.

Pursuant to the plan, the noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

               (i)    $600 principal amount of non-interest bearing New Notes
               (ii) $400 principal amount of non-interest bearing Convertible Notes
               (iii) 5.2817 shares of CenCor common stock, par value $1 per share

The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible Notes may be converted at the option of the holder, at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. The reorganization resulted in the issuance of $17,230,589 of New Notes, $11,487,060 of Convertible Notes, and 151,679 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company cancelled 271,410 shares of treasury stock. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. A market value of $0.125 was assigned to the issuance of the common stock. As a result of these transactions, an extraordinary gain of $18,033,000 was recorded.

3.   DISCONTINUED OPERATIONS

Effective November 6, 1992, the Company sold substantially all the net assets of Charter in exchange for cash of $2,396,000, net of selling expenses of approximately $144,000, a promissory note in the amount of $750,000 and the buyer's assumption of certain liabilities. The promissory note is payable in full on November 5, 1995, including all accrued interest compounded monthly at a rate of 12% per annum. Net assets sold were approximately $6,969,000. The Company recorded a loss on disposal (net of income taxes) of $4,090,000.

Effective February 29, 1992, the Company sold seven Temporary Services offices located in Ohio. The gross cash proceeds of the sale was $2,842,000 which was received May 1, 1992. In July 1992, the remainder of the Temporary Services offices were sold. The gross cash proceeds to the Company of the sale was approximately $1,660,000 which was received July 29, 1992. Total net assets of all the offices sold was approximately $4,111,000. The Company recorded a gain of $391,000 (net of income taxes) from the sale of these Temporary Services offices which is classified as discontinued operations in the accompanying consolidated statements of operations.

Effective December 11, 1991, the Company sold Writers to Christine England from whom the Company had acquired the business in 1989. The sales price for Writers was $2,560,000, of which $1,110,000 was paid to the Company in cash and the balance eliminated indebtedness, including accrued interest, due from CenCor to Ms. England for the deferred portion of the purchase price payable to her when CenCor acquired Writer's, or amounts due to her as consideration for her agreement not to compete with CenCor. The Company recorded a loss of $369,000 (net of income taxes) related to this sale.

Concorde, which was spun off to the stockholders of the Company in 1988, had previously agreed to assume certain obligations of the Company relating to the Company's Series H 10% notes. Concorde notified the Company on October 1, 1992, that it was unable to continue making payments on the assumed debt. On October 30, 1992, Concorde executed a restructuring agreement with the Company, which terminated Concorde's obligations regarding these notes. In consideration, the Company accepted Concorde's Junior Secured Debenture ("Junior Secured Debenture") for $5,422,000. As a result of Concorde's precarious financial condition, the Company established a reserve for the full amount due from Concorde. The loss provision related to the allowance is classified in the accompanying 1992 consolidated statement of operations as discontinued operations.

On December 30, 1993, Concorde and Century amended the Restructuring Agreement (as later defined) to provide that CenCor would receive $8,390,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993 in the amount of $559,353. The receivables, which consist of accounts and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The amendment grants CenCor limited rights of substitution until such time as it collects $559,353 from the receivables, exclusive of out-of-pocket collection fees and expenses paid to third-parties. The Company has engaged a collection agent to pursue recovery of such receivables. The $559,353 accrued but unpaid interest is fully reserved in the accompanying consolidated balance sheet.

The income (loss) from operations, net of applicable income taxes, for the Temporary Services division, Writer's and Charter is classified as discontinued operations in the accompanying consolidated statements of operations. The net income (loss) from discontinued operations is as follows:




                                                                      DECEMBER 31
                                                            1993           1992           1991
                                                  --------------------------------------------------
Revenue                                                $         -    $10,803,000     $32,720,000
Expense                                                          -     11,305,000      32,601,000
                                                  --------------------------------------------------
  Income (loss) from discontinued
    operations before income taxes                               -      (502,000)         119,000
  Income taxes applicable to discontinued
    operations                                                   -             -           (8,000)
                                                  --------------------------------------------------
Net income (loss) from discontinued
  operations                                           $         -    $ (502,000)     $   111,000
                                                  --------------------------------------------------
                                                  --------------------------------------------------



4.  CIKC LOANS

Robert F. Brozman, who had been the President and Chairman of the Board of CenCor since its incorporation in 1968, died on June 10, 1991. Shortly thereafter, the directors who were serving on CenCor's Board of Directors at the time of Robert F. Brozman's death, including his son, Jack L. Brozman, learned for the first time of the "CIKC Loans" described below.

Prior to Robert F. Brozman's death, various banks and other lenders had made loans, purportedly to CenCor, the proceeds of which were never received by, or used for the benefit of, CenCor, but rather were credited to the account of and used by CenCor, Inc. of Kansas City ("CIKC"). CIKC is a wholly-owned subsidiary of Cor, Inc. ("Cor") which was wholly-owned and controlled by Robert F. Brozman. CIKC recorded these loans on its financial statements as its obligations.

The lenders whose loan proceeds were received by and used for the benefit of CIKC ("CIKC Lenders") apparently believed, based upon actions taken by or at the direction of Robert F. Brozman, that the loans were being made to CenCor. The principal amount due to the CIKC Lenders was $23,117,820 at the time of Robert
F. Brozman's death. The CIKC Lenders have asserted that CenCor (among other parties) is obligated to repay the CIKC Loans.

The Estate of Robert F. Brozman (the "Estate"), CIKC and Cor (collectively, the "Indemnitors") entered into an indemnity agreement dated July 26, 1991, with the Company (the "Indemnity Agreement") in which the Estate, CIKC and Cor acknowledged that they are jointly and severally liable to repay the amounts due to the CIKC Lenders. The Indemnitors also agreed to indemnify the Company against certain other injury or loss that the Company might incur as a result of certain unauthorized actions or omissions of the late president. Although CenCor has not admitted liability with respect to these claims, it has executed a Continuing Guarantee of Collection with respect to liabilities flowing from the CIKC Loans as well as a Continuing Guarantee of Collection for Certain Creditors Previously Unsecured of up to $3 million for the benefit of certain unsecured creditors of the Estate of Robert F. Brozman.

The Company's potential exposure to the CIKC Lenders and to the unsecured creditors of the Estate has been significantly reduced as a result of the sale of the Estate's assets, including the common stock of LaPetite Academy, Inc. owned by the Estate. CenCor has been informed by the Estate that the outstanding balance of the CIKC Loans was $2,142,000 as of March 1, 1994 and that the current balance of the unsecured obligations of the Brozman Estate is approximately $860,000. The Estate has also informed CenCor that it has contracted to sell its last remaining significant asset, which sale may generate sales proceeds, after provision for administrative expenses and taxes, sufficient to satisfy all of its outstanding liabilities. Because the closing contingencies of the sales contract have yet to be satisfied and because the amount of taxes and administrative expenses to be paid by the Estate have not been determined, there can be no assurance that the claims of the CIKC Lenders and the others against CenCor pursuant to the guarantees will not exceed the Estate's ability to satisfy such claims and to indemnify CenCor. CenCor has recorded no provision for loss relating to the contingencies associated with the CIKC loans.





              (THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK.)

5.   LONG-TERM DEBT

Long-term debt at December 31, 1993 and 1992, consisted of:


                                                       1993            1992
                                                  ------------------------------
CENTURY ACCEPTANCE CORPORATION
Senior debt:
 Senior secured notes, 7.141% to 9.875%            $ 45,542,000    $          -
 payable through April 30, 1997
 Senior secured deferred payment notes,               7,658,000               -
  7.278% to 7.84%, due April 30, 1997
  7% to 11.25%, payable in various installments
  through 1998                                                -      53,200,000

                                                  ------------------------------
     TOTAL SENIOR DEBT                               53,200,000      53,200,000

Subordinated debt:
 Senior Subordinated notes:
  Subordinated secured notes, 9.5% to 10.875%
   payable through April, 1997                        9,173,000               -
  Subordinated secured deferred payments notes,
   8.393% to 9.34%, due April 30, 1997                5,430,000               -
  Subordinated secured compound PIK notes,
   8.393% to 9.34%, due April 30, 1997                1,147,000               -
  Senior subordinated notes, 9.5% to 11.75%,
   payable in various installments through 1998               -      15,680,000
 Junior subordinated notes:
  Junior subordinated secured notes, 10.75% to
   11.875%, payable through April 30, 1997            4,725,000               -
  Junior subordinated secured deferred payment
   notes, 10.028% to 10.59%, due April 30, 1997       7,637,000               -
  Junior subordinated secured compound PIK
   notes, 10.028% to 10.59%, due April 30, 1997       2,952,000               -
  Junior subordinated notes, 10% to 12.5%,
   payable in various installments through 1998               -      15,050,000
                                                  ------------------------------
     Total Subordinated Debt                         31,064,000      30,730,000
                                                  ------------------------------
Total Century Acceptance Corporation               $ 84,264,000    $ 83,930,000
                                                  ------------------------------
                                                  ------------------------------


                                                       1993            1992
                                                  ------------------------------
CENCOR, INC.
Subordinated debt securities, due July 1, 1999       14,635,000               -
 Less:  discount, 16%, effective rate                (7,423,000)              -

Convertible debt securities, due July 1, 1999         9,756,000               -
 Less:  discount, 16%, effective rate                (4,948,000)              -

Subordinated notes, 10%, due in 1996                          -      12,999,000
Subordinated notes, 9% to 12%, payable in series
 from 1992 through 1995                                       -      11,392,000
                                                  ------------------------------
Total CenCor, Inc.                                   12,020,000      24,391,000
                                                  ------------------------------
Total Companies                                    $ 96,284,000    $108,321,000
                                                  ------------------------------
                                                  ------------------------------

On January 29, 1993, Century entered into amendment and exchange agreements with the holders of its long-term debt (the Agreements), whereby the holders exchanged their prior notes for new notes and the terms and covenants of the debt agreements were amended. The covenants include in part, maintaining net worth at certain minimum levels and limitations on indebtedness and payment of dividends. Century is in compliance with the amended covenants of the long-term debt agreements at December 31, 1993.

Pursuant to the Agreements, all of Century's long-term debt will mature on April 30, 1997. However, scheduled principal installments as provided for in the original debt agreements are due prior to this date (except for past-due installments as of January 28, 1993, aggregating approximately $18.7 million, for which a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes were issued but are not due prior to April 30, 1997). In lieu of cash payment of the scheduled principal installments, Century has delivered Secured Deferred Payment Notes for the related senior debt and a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes for the related subordinated and junior subordinated debt. These notes will bear interest at the rate of 4.5 year Treasury Notes as of the installment due date, plus 2.25% (senior notes), 3.75% (subordinated notes) and 5% (junior subordinated notes).

Interest is payable monthly under all of the notes, except for the Secured Compound PIK Notes, for which interest compounds monthly and is payable on April 30, 1997.

All of the notes issued are secured by a security interest in the assets of Century. The noteholders have agreed to subordinate their lien to providers of new secured lending, provided that Century is in compliance with the conditions specified in the Agreements.

Century is required under the debt agreements to pay a prepayment penalty if Century pays off the notes in full prior to the April 30, 1997 maturity date. The amount of the prepayment penalty is dependent upon the rates at which the noteholders can reinvest the principal. Century is prohibited from making partial principal payments and from redeeming less than all of the notes.

Prior to the execution of the Agreements, Century had scheduled principal installment payments due subsequent to April 30, 1997 of approximately $16,547,000. Pursuant to the Agreements, the notes issued in exchange for these scheduled payments mature on April 30, 1997, at which time Century may be required to pay a premium based upon the rates at which the noteholders are able to reinvest the principal.

In consideration for the noteholders entering into the Agreements, Century issued warrants to the noteholders to acquire 300,000 shares of Century's common stock which constitutes 25% of Century's common stock on a fully diluted basis. The warrants vested on April 30, 1993 and expire on January 1, 2003. The exercise price of the warrants is $.01 per share. Century has the right to call the warrants in May 1997 if the notes have been paid in full. The noteholders can require Century to purchase (at a per share price based upon the greater of the fair value of the shares or equity value, equal to the book value of Century plus a 5% premium on net finance receivables) their warrants and the shares obtained from the exercise of the warrants [at the greater of their then current market value if an offer exists, or equity value (as defined)] after the notes are paid in full or upon the occurrence of certain events including the sale of substantially all of the assets of Century.

The value of the warrants in excess of the exercise price (the put adjustment) is accrued as interest expense over the period from the date of issuance to the earliest date the creditors may force Century to buy the warrants (the put date). Changes in the highest redemption price after the date of issuance and before the earliest put date, including changes in interim periods, will be considered changes in accounting estimates and will affect the put adjustment on a prospective basis. Changes in the highest redemption price after the earliest put date will be recognized as interest expense in the current year.

The term and provisions of the long-term debt of CenCor, Inc. are described in
Note 2 to the financial statements.

6.   LOSS ON PURCHASE OF FRAUDULENT AUTOMOBILE CONTRACTS

During 1991, Century was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which the Company determined were fictitious or missing vehicle titles. The receivables were acquired in 1991 from JoAnn's Instant Finance Cars, Inc. (JoAnn's), a used car dealer. Century had an agreement with JoAnn's for JoAnn's to sell vehicles repossessed by certain of Century's subsidiaries. When the vehicles were purportedly sold by JoAnn's, Century acquired the purchasers' installment contracts. A service fee (representing repossession and automobile restoration costs) was paid to JoAnn's at the time the new contract was acquired. When those receivables became delinquent, JoAnn's exchanged other installment contracts for the delinquent accounts. Century had approximately $11,200,000 of finance receivables purchased from JoAnn's, of which $8,500,000 were charged off in 1991. During 1992, all remaining JoAnn's finance receivables were charged off, with a resulting charge to the provision for credit losses of $600,000. Century does not have any other such agreements for the sale of repossessed vehicles.

These transactions were classified in the 1991 consolidated statement of operations as follows:


Other operating expense (aggregate service fees paid to JoAnn's)      $3,120,000
Provision for credit losses                                            1,673,000
Loss on fraudulent automobile contracts                                3,707,000
                                                                   -------------
                                                                      $8,500,000
                                                                   -------------
                                                                   -------------

A subsidiary of Century commenced litigation February 19, 1992, against JoAnn's Instant Finance Cars, Inc. (JoAnn's) in the Circuit Court of the Thirteenth Judicial Circuit of Hillsborough County, Florida. The Company alleged a variety of fraudulent and criminal activities by the defendants and was seeking monetary damages, as well as various forms of equitable relief. On January 19, 1993, the Court of Florida issued a final judgement for $6,000,000 in favor of Century. Management believes it is unlikely any portion of the judgement will be recovered, and accordingly, the Company has not recorded any related amounts in the consolidated financial statements.

7.   CREDIT LOSS EXPERIENCE

An analysis of the allowance for credit losses on finance receivables is as follows:



                                                   DECEMBER 31
                                      1993             1992             1991
                               -------------------------------------------------
BALANCE AT BEGINNING OF YEAR     $  5,990,000     $  7,618,000     $  4,502,000

Charge offs                        (5,032,000)     (16,278,000)     (13,412,000)
Fidelity bond claim                         -                -        1,000,000
Recoveries                          1,964,000          880,000          567,000
                               -------------------------------------------------
Net charge offs                    (3,068,000)     (15,398,000)     (11,845,000)
Provision charged to continuing
  operations                        2,104,000       12,988,000       11,708,000
Additions from purchases
  of bulk sales contracts                   -          782,000        3,253,000
                               -------------------------------------------------
Balance at end of year           $  5,026,000     $  5,990,000     $  7,618,000
                               -------------------------------------------------
                               -------------------------------------------------

8.   FINANCE RECEIVABLES

Finance receivables at December 31, 1993 and 1992, consisted of:


                                               1993                  1992
                                     -------------------------------------------
Consumer loans                           $  78,951,000         $  65,530,000
Real estate loans                           13,560,000             6,382,000
Automobile contracts                         1,407,000            14,453,000
Installment sales contracts                 25,258,000            14,751,000
                                     -------------------------------------------
                                           119,176,000           101,116,000
Less:
  Unearned finance charges                 (24,063,000)          (18,838,000)
  Allowance for credit losses               (5,026,000)           (5,990,000)
  Dealer reserves                           (1,115,000)           (1,511,000)
                                     -------------------------------------------
Net finance receivables                  $  88,972,000         $  74,777,000
                                     -------------------------------------------
                                     -------------------------------------------

Finance receivables may be originated at any one of Century's 53 branch offices or may be purchased. Century's branches are located in 16 states, primarily in the Midwest and the South. As of December 31, 1993, the five states with the largest concentration of net finance receivables are as follows:


                         Georgia             $19,077,000
                         Texas                12,309,000
                         Kansas               11,045,000
                         Florida               9,862,000
                         Oklahoma              8,648,000

The maximum term of finance receivables, other than real estate secured accounts, is 48 months, although Century generally restricts maturities to 36 months. The maximum term over which real estate loans are written is 180 months. Contractual maturities at December 31, 1993, were estimated to be as follows:


                                                               1997 and
                                      1994    1995    1996    Thereafter
                                    ---------------------------------------
Consumer/Real Estate                   51%     33%     12%           4%

Sales finance and
  automobile contracts                 55      25      11            9


Experience of the finance industry indicates a substantial portion of finance receivables will be paid off or renewed prior to contractual maturity dates. Accordingly, the preceding table cannot be regarded as a forecast of future cash collections.

Although Century may require borrowers to pledge collateral on precompute and interest-bearing loans, such collateral is generally not pursued in the event of default. Sales finance and automobile contracts are generally collateralized, although the fair value of the collateral in the event of repossession has historically been significantly less than the book value of the contract.

9.   EARNINGS PER SHARE

As of December 31, 1993, 1992 and 1991, earnings per common share and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

For the period ended December 31, 1993, the number of weighted average common share equivalents was increased under the assumption that all of the Convertible Notes were converted to common stock. As indicated in Note 2, the Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.

10.  INCOME TAXES

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). The adoption of SFAS 109 had no impact on the Company's consolidated financial statements.

The Company and its subsidiaries file a consolidated federal income tax return. The benefit for income taxes allocated to continuing operations for each of the three years in the periods ended December 31, consisted of the following:


                                            1993          1992          1991
                                       -----------------------------------------
Federal income taxes:

 Deferred taxes arising from:

  Utilization of net operating loss
   to extent of existing deferred
   income taxes                          $        -    $        -    $ (687,000)

  Other, net                                      -      (336,000)            -

                                       -----------------------------------------
                                         $        -    $ (336,000)   $ (687,000)
                                       -----------------------------------------
                                       -----------------------------------------



A reconciliation of income tax benefit allocated to continuing operations to the amount computed using the statutory federal income tax rate is as follows:


                                            1993          1992          1991
                                       -----------------------------------------
Benefit at statutory rate (34%)        $ (2,467,000)  $(4,314,000)  $(3,072,000)
Estimated limitation of recognition
 of operating loss under applicable
 accounting principles                    2,467,000     3,978,000     2,385,000
                                       -----------------------------------------
Income tax benefit allocated to
 continuing operations                 $          0   $  (336,000)  $  (687,000)
                                       -----------------------------------------
                                       -----------------------------------------



The Company's income tax returns for 1988 and 1989 were examined by the Internal Revenue Service (IRS), which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has also claimed additional deductions in these years as a result of the prior period adjustments. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

As a result of the matters described above, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial reporting and income tax purposes and thus, the deferred tax assets which may exist. However, a valuation allowance would be required during 1993 to fully offset the amount of any such assets. Accordingly, the present inability to estimate the net operating loss carryforward for income tax purposes has no impact on the consolidated financial statements.

11.  STOCK OPTION PLAN

In March 1993, the Company's stock option plan was terminated and participants were paid $0.50 for each of the 5,380 options previously outstanding in exchange for a waiver of rights with respect to acquiring shares of CenCor common stock under the plan.

12.  EMPLOYEE BENEFIT PLAN

The Company has a Profit-Sharing and 401(k) Retirement Savings Plan (the Plan) which covers all employees, age 21 or older, with one year of service. Participants may contribute from 1% to 20% of their annual compensation, with certain exclusions. The Company may make discretionary contributions. No contributions were made by the Company to the Plan in 1993, 1992, or 1991.

13.  COMMITMENTS AND CONTINGENCIES

The Company has agreed not to compete with Charter in the equipment leasing business through November 1995. Additionally, the Company has agreed not to engage in the business of temporary services for various terms, the longest of which extends through July, 1997.

The Company rents substantially all office space under leases expiring at various dates through 1998. Certain of the leases contain renewal options and/or obligations or occupancy expenses allocated to tenants. Total rent expense was $946,000, $980,000 and $1,158,000 in 1993, 1992 and 1991, respectively.
Aggregate minimum future rentals under these noncancelable operating leases at December 31, 1993, were as follows:




                         1994                $  777,000
                         1995                   656,000
                         1996                   554,000
                         1997                   551,000
                         1998                   158,000
                                             ----------
                                             $2,696,000
                                             ----------
                                             ----------


On April 12, 1993, Century terminated the employment of its President and Chief Executive Officer (CEO). Century and the CEO entered into a settlement agreement which details the economic terms of severance benefits to the CEO. The amounts related to these benefits have been recorded in the accompanying consolidated financial statements. The agreement also provides for a bonus that may be payable in the event a majority of Century's assets or stock is sold prior to April 13, 1996.





              (THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.






              (THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK.)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables sets for the names of the directors of the registrant and certain related information as of December 31, 1993. Each of the directors has been elected to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified.


NAME OF NOMINEE          SERVED              PRINCIPAL OCCUPATION FOR
FOR DIRECTOR             SINCE     AGE  LAST FIVE YEARS AND DIRECTORSHIPS(1)
- ------------             -----     ---  ------------------------------------
Jack L. Brozman(1)       1979      43   Chairman of the Board, President and Chief Executive Officer of CenCor and Concorde Career
                                        Colleges, Inc. ("Concorde") since June 1991.  Chief Executive Officer of Century from July
                                        1991 to August 1992.  Chairman of the Board and Treasurer, from June 1991 until July 23,
                                        1993, and President and Director, for more than five years prior to July 23, 1993, of
                                        LaPetite Academy, Inc. ("LaPetite").  Director of Century and Concorde.

Edward G. Bauer,         1991      65   Vice President and General Counsel of Philadelphia Electric Company for more than the prior
Jr.(2)(3)                               five years through August 1988.  Retired from this position at the end of August 1988.
                                        Director of Continental Bank, Philadelphia, Pennsylvania for the five-year period prior to
                                        September 1992.

George L.                1991      62   Chief Operating Officer of Dilworth, Paxson, Kalish & Kauffman, Philadelphia, Pennsylvania
Bernstein(2)(3)                         (law firm) since November 1991.  Executive Partner/Chief Executive Officer of Laventhol &
                                        Horwath (national public accounting firm which filed for protection under the bankruptcy laws in November 1990) for more than the prior five years through May 1990.  Director of R &
                                        B, Inc. (distributor of automotive parts).  Director of Century effective April 8, 1993.
                                        Director of O'Brien Environmental Energy, Inc. effective March, 1994.

Marvin S.                1991      64   Executive Vice President and Chief Financial Officer of Subaru of America, Inc. for more
Riesenbach(2)(3)                        than the prior five years through October 1990.  Retired from this position at the end of
                                        October 1990.



(1) Jack L. Brozman is the son of the late Robert F. Brozman and the sole executor of the Brozman Estate.
(2)  Director effective July 1, 1991.
(3) Member of Special and Audit Committees beginning July 1, 1991. Elected to Executive Compensation Committee on August 21, 1991.


     The Board of Directors of the Company held thirteen meetings and acted by unanimous written consent on seven occasions during the last fiscal year. Standing committees, consisting of the Special Committee and the Audit Committee, held five meetings during the last fiscal year. The Executive Compensation Committee, which did not become active until early 1993, makes salary and bonus recommendations for certain executive officers. The Audit Committee oversees the work of CenCor's independent auditors. The Company's Board of Directors does not have a nominating committee. The Special Committee has the final authority to thoroughly investigate and report to the Board of Directors on certain matters concerning the misappropriation of CenCor's assets by CenCor's previous chairman of the board, Robert F. Brozman, or certain of his affiliated privately held companies. The Special Committee also has the power and authority to consider the adequacy of CenCor's internal controls and procedures and to explore strategic steps to maximize value for all relevant constituencies of CenCor and to investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

     In addition to Jack L. Brozman, the following persons also serve as executive officers of CenCor or Century.


NAME                       AGE        PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
- ----                       ---       ----------------------------------------

Dennis C. Berglund         56         Chief Executive Officer and President of
                                      Century since June 1993.  Acting Chief
                                      Executive Officer and President of
                                      Century from April 1993 until June 1993.
                                      Chief Financial Officer, Executive Vice
                                      President and Chief Administrative
                                      Officer of Imperial Thrift and Loan
                                      Association, Burbank, California, from
                                      March 1988 through November 1992.
                                      Experience includes 24 years with Avco
                                      Financial Services, an international
                                      consumer finance company.

Patrick F. Healy           41         Vice President-Finance, Treasurer and
                                      Chief Financial Officer of CenCor and
                                      Century since July 1991. General partner in Equity Analysts, a Kansas City,
                                      Missouri based real estate investment
                                      group, for more than the prior five
                                      years.  Vice President, Treasurer and
                                      Director of TSI Holdings, Inc., a parent company of a manufacturing enterprise, from November 1989 through June 1991.

Randall J. Opliger         36         Controller of CenCor and Vice President
                                      and Controller of Century since July
                                      1992.  Controller and member of Executive
                                      Committee of Garsite/TSR, Inc., a Kansas
                                      City, Kansas manufacturing enterprise,
                                      from April 1990 to December 1991.
                                      Director of Finance of R.F.D. Travel
                                      Corp., Overland Park, Kansas from July
                                      1984 to March 1990.

William J. Turner          58         Executive Vice President-Acquisitions and
                                      Administration of Century since January
                                      1993.  Employed by Century in various
                                      management positions for approximately 29 years.

DISCLOSURE OF DELINQUENT FILERS

     Except as described below, the Company believes, based on information filed with the Company, that all reports required to be filed for the past two years with the Securities and Exchange Commission under Section 16 by the Company's executive officers, directors, and ten percent stockholders have been filed in compliance with applicable rules:

     Randall J. Opliger failed to file an initial report on Form 3 with respect to his appointment as an executive officer of the Company in July 1992. A report on Form 5 disclosing the information required by Form 3 (and reporting no common stock ownership or transactions) was subsequently filed, on an untimely basis, with the Securities and Exchange Commission. Dennis C. Berglund failed to file an initial report on Form 3 with respect to his appointment as an executive officer of the Company in June 1993. A report on Form 5 disclosing the information required by Form 3 (and reporting no common stock ownership or transactions) was subsequently filed, on an untimely basis, with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century, whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1993 for services in all capacities to CenCor and its subsidiaries in 1991, 1992, and 1993.

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                    ANNUAL                     ----------------
                                                                 COMPENSATION                       AWARDS
                                                           -------------------------------------------------------------
                                                                                            OTHER ANNU-
                                                                                                AL
                                                                                              COMPEN-
     NAME AND PRINCIPAL                                       SALARY           BONUS          SATION       OPTIONS/SARS
          POSITION                              YEAR            ($)             ($)             ($)             (#)

- -----------------------------------------------------------------------------------------------------------------------

Jack L. Brozman, Chairman of the Board          1993          $129,800(1)      $25,000(2)                  60,000(3)
and Chief Executive Officer of CenCor;
Chief Executive Officer of Century to Au-       1992          $125,000(1)
gust 1992
                                                1991          $ 66,500(1)


Patrick F. Healy, Vice President-Finance;       1993          $161,000         $ 5,000(4)                  30,000(3)
Treasurer and Chief Financial Officer of
CenCor and Century                              1992          $144,000

                                                1991          $ 65,000

Dennis Berglund, Chief Executive Officer        1993          $100,077                        74,400(5)
and President of Century

- ----------------


(1) Mr. Brozman also received compensation as an executive officer of LaPetite and Concorde.
(2) Mr. Brozman was awarded and paid a $25,000 cash bonus in 1993 in recognition of his excellent performance during 1992. See "Executive Compensation and Certain Transactions--Executive Compensation Committee Report."
(3)  "See "Executive Compensation--Option/SAR Grants in Last Fiscal Year."
(4) Mr. Healy was awarded and paid a $5,000 cash bonus in 1993 in recognition of his excellent performance to the Company during 1992. See "Executive Compensation and Certain Transactions--Executive Compensation Committee Report.
(5) Consists of the value of a leased automobile, vacation earned as the result of a promotional program, relocation prerequisites ($51,400), and gross up payment for tax liability.


OPTION/SAR GRANTS IN LAST FISCAL YEAR


     The following table sets forth information as to stock appreciation rights granted by CenCor during 1993 to executive officers named in the Summary Compensation Table.


                                                                                             POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED AN-
                                                                                           NUAL RATES OF STOCK PRICE
         INDIVIDUAL GRANTS                                                                  APPRECIATION FOR OPTION
                                                                                                      TERM(1)
- -------------------------------------------------------------------------------------------------------------------
                                      PERCENT OF TOTAL
                                        OPTIONS/SARS         EXERCISE OR
                        OPTIONS/SARS    GRANTED TO EM-        BASE PRICE     EXPIRATION
     NAME                GRANTED(#)    PLOYEES IN FISCAL        ($/SH)          DATE             5%($)       10%($)
- -------------------------------------------------------------------------------------------------------------------
Jack L. Brozman          60,000(2)           67%                 $1.00          n/a                0           0
Patrick F. Healy         30,000(3)           33%                 $1.00          n/a                0           0

- ----------------

(1) Although the phantom share options (see following footnotes) do not have expiration dates (except upon the occurance of certain events of forfeiture), the table assumes that the options are exercised five years from the date of grant.
(2) On February 4, 1993, CenCor's Compensation Committee approved a phantom share option agreement between CenCor and Mr. Brozman. Under the terms of the agreement, Mr. Brozman was granted phantom share options relating to 60,000 shares of Common Stock. For each option exercised, Mr. Brozman will receive a cash payment (subject to applicable tax withholding required by law) equal to the excess, if any, over $1.00 per share of the greater of the closing price of the Common Stock on the NASDAQ National Market (as determined on the date the option is exercised), the stockholders' equity of CenCor at the end of its most recent fiscal quarter, and (1) the aggregate distributions per share received by CenCor's stockholders in the event CenCor is liquidated. For the purposes of the phantom share option agreement, a merger or consolidation in which CenCor is not the surviving party or a transaction in which the CenCor stockholders receive cash or securities of another company in exchange for their CenCor shares shall be deemed to be a liquidation. The options may not be exercised unless Mr. Brozman remains a director until February 3, 1994. The options automatically terminate five years after Mr. Brozman resigns or is removed as a director, or 1. on the date Mr. Brozman engages in certain misconduct under his employment agreement.
(3) CenCor and Mr. Healy executed a phantom share option agreement on February 4, 1993 pursuant to which Mr. Healy received phantom share options relating to 30,000 shares of Common Stock. The phantom share options expire (i) five years after Mr. Healy ceases to be an employee of CenCor or (ii) on the date Mr. Healy engages in certain misconduct under his employment agreement. The other terms of Mr. Healy's phantom share option agreement are essentially identical to those set forth with respect to Mr. Brozman in
     Note 2 above.


OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     No option on stock appreciation rights were exercised by any of the named executive officers during 1993. The following table provides information with respect to the named executive officers concerning unexercised options held as of December 31, 1993.


                        # OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-MONEY
NAME                    UNEXERCISED SARS AT FY-END                SARS AT FY-END ($)(1)
- ---------------------------------------------------------------------------------------------
                    EXERCISABLE       UNEXERCISABLE        EXERCISABLE         UNEXERCISABLE
                    -------------------------------------------------------------------------

Jack L. Brozman,                        60,000(2)                0                     0
CEO

Patrick F. Healy                        30,000(2)                0                     0

- ---------------
(1) Based on the difference between the closing price of the Company's common stock on December 31, 1993 and the exercise price on the phantom share options.
(2)  Became exercisable on February 3, 1994.


COMPENSATION OF DIRECTORS

     Each non-officer/director of CenCor is paid an annual retainer of $5,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGE-MENTS

     On February 10, 1993, CenCor entered into a two-year employment agreement with Mr. Healy. Under the terms of the agreement, Mr. Healy will continue to serve as CenCor's Chief Financial Officer at an annual salary of $155,000. Mr. Healy has also agreed that he will not, during the term of the employment agreement and without the express written consent of CenCor's Board of Directors, directly or indirectly have any interest in any business which is a supplier to CenCor.

     On June 28, 1993, Century entered into a three-year employment agreement with Mr. Berglund. Under the terms of the agreement, Mr. Berglund will serve as Century's President and Chief Executive Officer at annual salaries of $140,000, $160,000 and $180,000 for the first, second and third years respectively of the agreement. Mr. Berglund may also receive an annual bonus based on annual pre-tax profits. Mr. Berglund has also agreed that he will not, during the term of the employment agreement and without the expressed written consent of Century's Board of Directors, directly or indirectly have any interest in any business which is a supplier to Century.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only person known to be a beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of March 1, 1994.


                               NUMBER OF SHARES AND
     NAME AND ADDRESS          NATURE OF BENEFICIAL
    OF BENEFICIAL OWNER           OWNERSHIP(1)              PERCENT OF CLASS
- -----------------------------------------------------------------------------

Jack L. Brozman, Trustee            597,064(2)                   48.1%
Robert F. Brozman Trust
1100 Main St.
Kansas City, Missouri 64105

- ---------------
(1) Nature of ownership of securities is direct. Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Does not include 34,344 shares held by Jack L. Brozman or 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Trust disclaims any beneficial interest.

     The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of March 1, 1994.


                                   NUMBER OF SHARES AND
     NAME AND ADDRESS              NATURE OF BENEFICIAL
    OF BENEFICIAL OWNER                 OWNERSHIP(1)          PERCENT OF CLASS
- -------------------------------------------------------------------------------

Jack L. Brozman                             631,408(2)                51%

Edward G. Bauer, Jr.                           ---                    --

George L. Bernstein                            ---                    --

Marvin S. Riesenbach                           ---                    --

Directors and Officers as a Group           631,408(2)                51%

- -------------

(1) Nature of ownership of securities is indirect. Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 34,344 shares held by Jack L. Brozman and 597,064 shares held by the Robert E. Brozman Trust. Does not include 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CONCORDE AND LAPETITE


     Concorde, a former CenCor subsidiary, continues to be indebted to CenCor as a result of a 1992 restructuring agreement between Concorde and CenCor (the "Restructuring Agreement"). Under the Restructuring Agreement, Concorde, which is in the business of operating proprietary vocational training schools, was released from an earlier agreement by which it assumed the obligations of CenCor to make principal and interest payments on CenCor's outstanding Series H 10% Notes. In consideration for releasing Concorde from this obligation, CenCor received from Concorde a Junior Secured Debenture in the principal amount of $5,422,000 (the amount of the principal and accrued interest on the Series H 10% Notes immediately prior to the execution of the Restructuring Agreement) and received Concorde's promise to pay an additional contingent payment to CenCor on July 31, 1997 in an amount equal to 25% of the market value of Concorde's outstanding common stock in excess of $3,500,000.

     The Junior Secured Debenture is secured by a lien on substantially all of Concorde's assets, which lien is junior to the lien of Concorde's secured bank lender. The Junior Secured Debenture bears interest ranging from prime plus 1% to prime plus 1-1/2% per annum, and provides for principal and interest payments commencing September 30, 1995 based on a ten-year amortization schedule. The Junior Secured Debenture initially provided that interest would accrue and compound quarterly through September 30, 1995, when the first interest payment would be due. Interest will be payable quarterly thereafter. In addition, the Junior Secured Debenture provides that Concorde shall make annual prepayments equal to 50% of Concorde's Excess Cash Flow, as defined in the debt restructuring agreement between CenCor and Concorde.

     On February 9, 1993, Concorde's secured bank lender and CenCor executed an intercreditor agreement. Under the terms of the intercreditor agreement, CenCor has agreed not to assert its rights against collateral pledged to it by Concorde until the earlier to occur of (i) payment in full of Concorde's secured bank debt or (ii) July 31, 1997. In addition, CenCor agreed that any amount due to CenCor under the terms of the Restructuring Agreement or the Junior Secured Debenture would be subordinate to the indebtedness evidenced by Concorde's secured bank debt.

     On December 30, 1993, Concorde and Century amended the Restructuring Agreement to provide that CenCor would receive $8,390,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993 in the amount of $559,353. The receivables, which consist of accounts and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The amendment grants CenCor limited rights of substitution until such time as it collects $559,353 from the receivables, exclusive of out-of-pocket collection fees and expenses paid to third-parties.

     Concorde has reported that it has an ongoing dispute with the United States Department of Education ("DOE") concerning Concorde's compliance with DOE factors of financial responsibility and, therefore, its eligibility to participate in various student financial assistance programs. Concorde has also reported that it is contesting DOE findings that certain of its proprietary schools have violated DOE regulations concerning administration of Title IV federal student financial assistance programs. CenCor has acknowledged that if its schools are not allowed to participate in these student financial assistance programs, the viability of Concorde's continuing operations would be in doubt.

     Because the outcome of Concorde's regulatory disputes cannot be predicted, there can be no assurance that Concorde will be able to perform its obligations under the Junior Secured Debenture or that CenCor will receive any additional payment based on the market value of Concorde's stock. Accordingly, CenCor has established a reserve in its consolidated financial statements in the full amount of the Junior Secured Debenture plus the receivables received in payment of the accrued but unpaid interest of $559,353.

     Jack L. Brozman, who is Chairman of the Board of CenCor and Century, is Chairman of the Board of Concorde. Mr. Brozman owns 171,724 shares of Concorde (2.5% of the outstanding). As sole fiduciary for the Estate of Robert F. Brozman (the "Brozman Estate") and the Robert F. Brozman Trust (he is one of the beneficiaries of the estate and the trust), he owns 2,985,324 shares of Concorde (42.9% of the outstanding).

     Prior to April 1993, CenCor shared leased office space with LaPetite, another former CenCor subsidiary, and Concorde in Kansas City, Missouri in space leased by LaPetite. Until October 1993, CenCor also shared certain office services with both LaPetite and Concorde, and there were several common officers and employees who divided their time between the three companies. Effective January 11, 1993, CenCor entered into an agreement with LaPetite and Concorde that provided for the allocation of certain costs as long as the corporations continue to share employees/officers. Under the January 11, 1993 agreement and a replacement transition agreement dated July 23, 1993, CenCor, LaPetite and Concorde each paid their own direct expenses plus an allocated portion of certain common expenses and each paid an allocated portion of salary and payroll costs of the common employees. This sharing agreement between the three companies terminated September 30, 1993. The three companies now maintain separate office leases and office services and all intercompany accounts have been settled.

     Prior to July 23, 1993, Jack L. Brozman was the Chairman of the Board of LaPetite and owned directly 2.1% of LaPetite's outstanding common stock. In addition, the Brozman Estate and Robert E. Brozman Trust owned 11.8% of the outstanding common stock of LaPetite prior to July 23, 1993.

     Management believes that these transactions with LaPetite and Concorde have been made on no less favorable terms than could be obtained from unaffiliated third parties.

OTHER TRANSACTIONS

     Prior to Robert F. Brozman's death on June 10, 1991, loans were made by outside institutions, purportedly to CenCor, whose proceeds were never received by or used for the benefit of CenCor, but rather were credited to the account of and used by CenCor, Inc. of Kansas City ("CIKC"). CIKC is a wholly-owned subsidiary of Cor, Inc., which was, at the time of the loans, wholly-owned and controlled by Robert F. Brozman. CIKC recorded such loans (the "CIKC Loans") on its financial statements as its obligations. Shortly following the death of Robert F. Brozman, the Board of Directors of CenCor learned for the first time of the CIKC Loans, which had at that time a principal balance of $23,117,820.

     Certain creditors, including the institutions referred to above (the "CIKC Lenders"), have asserted claims against CenCor, among others, for actions taken by the late Robert F. Brozman, CenCor's former chairman, including the CIKC Loans. Although CenCor has not admitted liability with respect to these claims, it has executed a Continuing Guarantee of Collection with respect to liabilities flowing from the CIKC Loans as well as a Continuing Guarantee of Collection for Certain Creditors Previously Unsecured of up to $3 million for the benefit of certain unsecured creditors of the Estate of Robert F. Brozman.

     The Estate of Robert F. Brozman and the related Trust of Robert F. Brozman (collectively the "Brozman Estate"), Cor, and CIKC (collectively the "Indemnitors") have executed an Indemnity Agreement (the "Indemnity Agreement") with CenCor in which the Indemnitors acknowledge that they are jointly and severally liable to repay the amounts due to the CIKC Lenders. The Indemnitors also agree that they are jointly and severally liable to CenCor to the extent CenCor is obligated to pay any of the CIKC Loans or Cor any loss, damages or expense in connection with the CIKC Loans.

     The Brozman Estate has been liquidating its assets in order to satisfy the claims against it, including the claims to which the CenCor guarantees apply. CenCor has been informed by the Brozman Estate that the outstanding balance of the CIKC Loans was $2,142,000 as of March 1, 1994 and that the current balance of the unsecured obligations of the Brozman Estate is approximately $860,000. The Brozman Estate has also informed CenCor that it has contracted to sell its last remaining significant asset, which sale may generate sales proceeds, after provision for administrative expenses and taxes, sufficient to satisfy all of its outstanding liabilities. Because the closing contingencies of the sales contract have yet to be satisfied and because the amount of taxes and administrative expenses to be paid by the Brozman Estate have not been determined, there can be no assurance that the claims of the CIKC Lenders and the others against CenCor pursuant to the guarantees will not exceed the Brozman Estate's ability to satisfy such claims and to indemnify CenCor.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K.

     1. The following Consolidated Financial Statements of CenCor, Inc. and Subsidiaries are included in Item 8:

               Consolidated Balance Sheets--At December 31, 1993 and 1992.

               Consolidated Statements of Operations--For the years ended December 31, 1993, 1992, and 1991.

               Consolidated Statements of Stockholders' Equity (Deficit)--For the years ended December 31, 1993, 1992, and 1991.

               Consolidated Statements of Cash Flows--For the years ended December 31, 1993, 1992, and 1991.

               Notes to Consolidated Financial Statements.

     2. The following Consolidated Financial Statement Schedules of CenCor, Inc. and Subsidiaries are included in Item 14(d):

               Schedule II--Amounts Receivable From Related Parties, Underwrit-ers, Promoters and Employees Other Than Related Parties.

               Schedule III--Condensed Financial Information of Registrant (Parent Company Only).

               Schedule VIII--Valuation and Qualifying Accounts and Allowances.

     Schedules other than those referred to above have been omitted as not applicable or not required under the instructions contained in Regulations S-X, or the information is included elsewhere in the financial statements or notes thereto.

     3.   Exhibits.

     Exhibit
     Number    Description
     ------    -----------

     2(a) Plan of Reorganization (Incorporated by reference--Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

     3(a) Certificate of Incorporation and all Amendments thereto through August 31, 1990. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

     3(b) Bylaws amended through July 29, 1991. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

     4(a)      Specimen common stock certificate.  (Incorporated by reference--
               Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

     4(b) Certificate of Incorporation and all Amendments and Amended and Restated Bylaws. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and included as Exhibit 3(b) hereto.)

     4(c) Composite Conform Copy Relating To: Century Acceptance Corpora-tion Amendment and Exchange Agreement dated as of January 28, 1993 and Composite Conformed Copy of Amendment and Exchange Agreement Regarding Century Acceptance Corporation Amendment and Exchange Agreement dated as of January 28, 1993 relating to the restructuring of Century Acceptance Corporation's outstanding indebtedness to All State Life Insurance Company, Inc., American Banker's Life Insurance Company of Florida, American Mutual Life Insurance Company, Continental American Life Insurance Company, The Lincoln National Life Insurance Company, Mutual Services Casualty Insurance Company, New England Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Provident Mutual Life Annuity Company of America, Provident Mutual Life Insurance Company of Philadelphia, and Standard Insurance Company. (Incorporated by reference -- Exhibit 4(d) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     4(d) Indentures between CenCor, Inc. and Commercial National Bank of Kansas City, N.A. dated April 27, 1993 with respect to notes due 1999. (Incorporated by reference--Exhibit T3C to Company's Application of Form T-3; SEC file #22-24246.

     4(e) Indenture between CenCor, Inc. and Commercial National Bank of Kansas City, N.A. dated April 27, 1993, with respect to convertible notes due 1999; SEC file #22-24248.

     10(a) Indemnity Agreement dated July 26, 1991 between the Company and the Indemnitors. (Incorporated by reference--Exhibit 2 to Report on Form 8-K dated July 29, 1991.)

     10(b) First Amendment to Indemnity Agreement dated August 20, 1991 between the Company and the Indemnitors. (Incorporated by reference--Exhibit 1 to Report on Form 8-K dated September 3, 1991.)

     10(c) Modification and Exchange Agreement and Lender Consent Stipulation dated August 1, 1991 between the Company, the Indemnitors, and certain CIKC Lenders. (Incorporated by reference--Exhibit 2 to Report on the Company's Form 8-K dated September 3, 1991.)

     10(d) Standstill Agreement dated August 14, 1991 between the Company and College Boulevard National Bank. (Incorporated by reference- -Exhibit 4 to Report on the Company's Form 8-K dated September 3, 1991.)

     10(e) Expense Sharing Agreement dated January 1, 1993 between CenCor, Inc., Century Acceptance Corporation, LaPetite Academy, Inc., and Concorde Career Colleges, Inc. (Incorporated by reference --
               Exhibit 10(h) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     10(f) Restructuring, Security and Guaranty Agreement dated October 30, 1992 between CenCor, Inc. and Concorde Career Colleges, Inc., Minnesota Institute of Medical and Dental Assistants, Inc., United Health Careers Institute, Inc., Southern California College of Medical and Dental Assistants, Inc., Concorde Careers--Florida, Inc., Colleges of Dental and Medical Assistants, Inc. and Computer Career Institute, Inc. (Incorporated by reference -- Exhibit 10(j) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     10(g) Amendment to Agreement for Transfer of Assets and Assumption of Liabilities dated October 30, 1992 between CenCor, Inc. and Concorde Career Colleges, Inc. (Incorporated by reference --
               Exhibit 10(k) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

     10(h)     Employement Agreement with Dennis C. Berglund dated June 28,
               1993.

     10(i) First Amendment to Restructuring, Security and Guarantee Agreement between CenCor, Concorde, Minnesota Institute of Medical and Dental Assistance, Texas College of Medical and Dental Assistants, Texas College of Medical and Dental Assistants, Inc., United Health Careers Institute, Inc., Southern California College of Medical and Dental Assistants, Inc., Concorde Careers--Florida, Inc., College of Dental and Medical Assistants, Inc. and Computer Career Institute, Inc. dated December 30, 1993.

     10(j) Transition Service Agreement between CenCor, Century, LaPetite, and Concorde dated July 23, 1993.

     10(k) Termination of Transition Services Agreement dated August 30, 1993 between LaPetite, CenCor, and Concorde.

     21        Subsidiaries of the Registrant.

     27        Financial Data Schedule.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ending December 31, 1993.

                          CENCOR, INC. AND SUBSIDIARIES
                                   ----------
       SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES



                                                       BALANCE AT                                                  BALANCE AT
DESCRIPTION              NAME OF DEBTOR            BEGINNING OF PERIOD      ADDITIONS          DEDUCTIONS         END OF PERIOD
- -----------              --------------            -------------------      ---------          ----------         -------------

YEAR ENDED               Estate of
DECEMBER 31, 1993        Robert F. Brozman             $  178,000          $    3,000          $  178,000          $    3,000

                         Concorde Career
                         College, Inc.                 $    - - -          $  676,000          $  676,000          $    - - -

YEAR ENDED               Estate of
DECEMBER 31, 1992        Robert F. Brozman             $  687,000          $  241,000          $  750,000          $  178,000

                         First Bancshares, Inc.        $  375,000          $    - - -          $  375,000          $    - - -

                         Concorde Career
                         College, Inc.(1)              $5,201,000          $  387,000          $5,588,000          $    - - -

YEAR ENDED               Estate of
DECEMBER, 31, 1991       Robert F. Brozman             $    - - -          $  687,000       $      - - -           $  687,000

                         First Bancshares,Inc.         $1,000,000          $    - - -          $  625,000          $  375,000

                         Concorde Career
                         College, Inc.                 $6,060,000          $    - - -          $  859,000          $5,201,000


- ------------------
(1) During 1992, the registrant recorded an allowance for credit losses for the entire amount of the Junior Secured Debenture ($5,422,000) and other advances ($166,000) due from Concorde Career College, Inc.


                                  CENCOR, INC.
                              (PARENT COMPANY ONLY)
                                   ----------
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1993 and 1992


                                     ASSETS


                                                       1993           1992
                                                    -----------    -----------

Cash and cash equivalents. . . . . . . . . . . . .  $   986,000   $  1,533,000
Investments in and advances to subsidiaries. . . .    5,614,000     11,062,000
Fixed assets, net. . . . . . . . . . . . . . . . .         ---          29,000
Other assets . . . . . . . . . . . . . . . . . . .      872,000        678,000
                                                     ----------    -----------
                                                    $ 7,472,000   $ 13,302,000
                                                     ----------    -----------
                                                     ----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt . . . . . . . . . . . . . . . . . .  $12,020,000     24,391,000
Other liabilities. . . . . . . . . . . . . . . . .    1,167,000      5,536,000
Stockholders' equity (deficit) . . . . . . . . . .   (5,715,000)   (16,625,000)
                                                     ----------    -----------
                                                    $ 7,472,000   $ 13,302,000
                                                     ----------    -----------
                                                     ----------    -----------

                 See Notes to Consolidated Financial Statements
               of CenCor, Inc. included elsewhere in this report.

                                  CENCOR, INC.
                              (PARENT COMPANY ONLY)
                                   ----------
          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED DECEMBER 31



                                                                          1993           1992           1991
                                                                   -------------------------------------------
Revenue                                                              $   318,000    $   419,000    $   862,000
Expenses
  Salaries and other operating expenses, net                             913,000      1,438,000        639,000
  Interest expense                                                     2,109,000      3,359,000      3,907,000
                                                                   -------------------------------------------
                                                                       3,022,000      4,797,000      4,546,000
                                                                   -------------------------------------------
                                                                   -------------------------------------------

Loss from continuing operations before income taxes,
  equity in undistributed losses of subsidiaries and
  extraordinary item                                                  (2,704,000)    (4,378,000)    (3,684,000)
Income tax allocation                                                          -      1,646,000        687,000
                                                                   -------------------------------------------
Loss from continuing operations before
  equity in undistributed losses of subsidiaries
  and extraordinary item                                              (2,704,000)    (2,732,000)    (2,997,000)
Equity in undistributed losses of subsidiaries                        (4,552,000)    (9,620,000)    (5,351,000)
                                                                   -------------------------------------------
Loss from continuing operations before extraordinary
item                                                                   (7,256,000)   (12,352,000)    (8,348,000)
Loss from discontinued operations, net of
  income taxes                                                                 -     (9,623,000)      (229,000)
                                                                   -------------------------------------------
Net loss before extraordinary item                                    (7,256,000)   (21,975,000)    (8,577,000)
  Gain on restructuring of long-term debt net of taxes
 ($0 in 1993)                                                         18,033,000              -              -
                                                                   -------------------------------------------
Net income (loss)                                                    $10,777,000   $(21,975,000)   $(8,577,000)
                                                                   -------------------------------------------
                                                                   -------------------------------------------

Weighted average common and common equivalent
shares outstanding                                                     1,331,058      1,089,048      1,089,718
                                                                   -------------------------------------------
                                                                   -------------------------------------------

Earnings per share of common share and
 common equivalent shares of stock:

   Earnings (loss) per share from continuing operations              $     (5.45)   $    (11.34)   $     (7.66)
   Earnings (loss) per share from discontinued operations                      -          (8.84)          (.21)
                                                                   -------------------------------------------
   Earnings (loss) per share before extraordinary item                     (5.45)        (20.18)         (7.87)
   Earnings (loss) per share from extraordinary item                       13.55              -              -
                                                                   -------------------------------------------
   Earnings (loss) per share from net income                         $      8.10    $    (20.18)   $     (7.87)

                                                                   -------------------------------------------
                                                                   -------------------------------------------



                 See Notes to Consolidated Financial Statements
               of CenCor, Inc. included elsewhere in this report.

                                  CENCOR, INC.
                              (PARENT COMPANY ONLY)
                                   ----------
           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE YEARS ENDED DECEMBER 31



Cash flows from operating activities:                                                    1993           1992           1991
                                                                                  -------------------------------------------
Net income (loss)                                                                  $10,777,000    $(21,975,000)   $(8,577,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation                                                                                  -         21,000        105,000
Amortization of intangibles and debt expense                                                  -        226,000        662,000
Provision for credit losses                                                                   -        168,000        426,000
Deferred tax benefit                                                                          -              -       (362,000)

Provision for credit losses on subordinated notes
     assumed by spun-off subsidiary                                                           -      5,422,000              -

Change in assets and liabilities, net of effects from acquisitions:
     Investment in and advances to subsidiaries                                              -      16,656,000      8,544,000
     Income tax receivable                                                                    -      2,494,000      3,106,000
     Gain on restructure of debt                                                    (18,033,000)             -              -
     Other assets and liabilities                                                     6,648,000      5,343,000      2,682,000
                                                                                  -------------------------------------------
         Total adjustments                                                          (11,385,000)    30,330,000     15,163,000
                                                                                  -------------------------------------------
         Net cash provided by (used in) operating activities                           (608,000)     8,355,000      6,586,000
                                                                                  -------------------------------------------
Cash flows from investing activities:
     Capital expenditures, net                                                                -              -        (50,000)
     Proceeds from sale of other assets                                                  61,000      1,202,000              -
                                                                                  -------------------------------------------
         Net cash flow provided by (used in) investing activities                        61,000      1,202,000        (50,000)
                                                                                  -------------------------------------------
Cash flows from financing activities:
     Repayment of note payable                                                                -       (491,000)   (13,517,000)
     Principal payments under long-term debt                                                  -     (6,536,000)   (11,617,000)
     Net increase in notes payable to banks                                                   -              -      8,830,000
     Purchase of treasury stock                                                               -              -       (130,000)
                                                                                  -------------------------------------------
     Net cash used in financing activities                                                   -      (7,027,000)   (16,434,000)
                                                                                  --------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (547,000)     2,530,000     (9,898,000)
Cash and cash equivalents at beginning of year                                        1,533,000       (997,000)     8,901,000
                                                                                  -------------------------------------------
Cash and cash equivalents at end of year                                           $    986,000   $  1,533,000    $  (997,000)
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                                  $          -    $ 2,085,000    $ 2,974,000
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------
         Income taxes                                                              $          -    $         -    $   306,000
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------


         See Notes to Consolidated Financial Statements of CenCor, Inc.
                       included elsewhere in this report.

                                  CENCOR, INC.

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES


                                                       ADDITIONS                                   DEDUCTIONS
                                       -----------------------------------------    -----------------------------------------
                                       BALANCE AT      CHARGED TO    CHARGED TO                    NET CHARGE-OFF  BALANCE AT
                                       BEGINNING       COSTS AND     OTHER          TRANSFERS      OF RECEIVABLES  END OF
DESCRIPTION                            OF PERIOD       EXPENSES      ACCOUNTS       TO INCOME      AND OTHER       PERIOD
- -----------                            ----------      ----------    ----------     ---------      --------------  ----------

YEAR ENDED
  DECEMBER 31, 1993:

  Allowance for credit losses
   on accounts receivable              $    70,000     $      ---    $   525,000    $       ---    $       ---     $   595,000
  Allowance for credit losses
   on finance receivables                5,990,000      2,104,000            ---            ---      3,068,000       5,026,000
  Allowance for credit loss
    on Concorde note                     5,588,000            ---        487,000         93,000            ---       5,982,000
  Unearned discount, interest
  and finance charges                   20,349,000            ---     26,721,000(1)  21,892,000            ---      25,178,000


YEAR ENDED
  DECEMBER 31, 1992:

  Allowance for credit losses on
  accounts receivable                  $   366,000     $  168,000    $       ---    $       ---    $   464,000(2)  $    70,000
  Allowance for credit losses on
    finance receivables                  7,618,000     12,988,000        782,000(3)         ---     15,398,000       5,990,000
  Allowance for credit losses on
    net investment in direct
    financing leases                       575,000         56,000            ---            ---        631,000(4)          ---
  Allowance for credit loss on
  Concorde note                                ---      5,588,000            ---            ---            ---       5,588,000
  Unearned discount, interest
    and finance charges                 24,659,000            ---    $19,713,000(1)  24,023,000            ---      20,349,000

YEAR ENDED
  DECEMBER 31, 1991:

  Allowance for credit losses on
    accounts receivable                $   408,000     $  556,000    $       ---    $       ---    $   598,000     $   366,000
  Allowance for credit losses on
    finance receivables                  4,502,000     11,708,000      3,253,000(3)         ---     11,845,000       7,618,000
  Allowance for credit losses on
    net investment in direct
    financing leases                           ---        655,000            ---            ---         80,000         575,000
  Unearned discount, interest
    and finance charges                 22,396,000            ---     31,617,000(1)  29,354,000            ---      24,659,000


- ---------------

(1) Additions from purchases of bulk sale contracts and origination of installment notes receivable.
(2)  Result from sale of the Temporary Services division.
(3)  Additions from purchases of bulk sale contracts.
(4)  Result from sale of certain Charter net assets.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  CENCOR, INC.


                            By  /s/   JACK L. BROZMAN
                               -----------------------
                                      Jack L. Brozman
                                   Chairman of the Board


                              Date:  March 31, 1994

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                  DATE



     By:/s/          JACK L. BROZMAN                   March 31, 1994
     ----------------------------------------------------------------------
                                 Jack L. Brozman
                     (Chairman of the Board, Chief Executive
                              Officer and Director)



     By:/s/          PATRICK F. HEALY                  March 31, 1994
     ----------------------------------------------------------------------
                                Patrick F. Healy
                     (Vice President-Finance and Treasurer,
                          Principal Financial Officer)



     By:/s/      EDWARD G. BAUER, JR.                  March 31, 1994
     ----------------------------------------------------------------------
                              Edward G. Bauer, Jr.
                                   (Director)



     By:/s/      GEORGE L. BERNSTEIN                   March 31, 1994
     ----------------------------------------------------------------------
                               George L. Bernstein
                                   (Director)



     By:/s/     MARVIN S. RIESENBACH                   March 31, 1994
     ----------------------------------------------------------------------
                              Marvin S. Riesenbach
                                   (Director)

                                  EXHIBIT INDEX


                                     Exhibit
                               Number Description
                               ------------------

2(a) Plan or Reorganization (Incorporated by reference--Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

3(a) Certificate of Incorporation and all Amendments thereto through August 31, 1990. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

3(b)   Bylaws amended through July 29, 1991.  (Incorporated by reference--
       Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

4(a) Specimen common stock certificate. (Incorporated by reference--Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended De-cember 31, 1990.)

4(b) Certificate of Incorporation and all Amendments and Amended and Restated Bylaws. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and included as
       Exhibit 3(b) hereto.)

4(c) Composite Conform Copy Relating To: Century Acceptance Corporation Amendment and Exchange Agreement dated as of January 28, 1993 and Composite Conformed Copy of Amendment and Exchange Agreement Regarding Century Acceptance Corporation Amendment and Exchange Agreement dated as of January 28, 1993 relating to the restructuring of Century Acceptance Corporation's outstanding indebtedness to All State Life Insurance Company, Inc., American Banker's Life Insurance Company of Florida, American Mutual Life Insurance Company, Continental American Life Insurance Company, The Lincoln National Life Insurance Company, Mutual Services Casualty Insurance Company, New England Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Provident Mutual Life Annuity Company of America, Provident Mutual Life Insurance Company of Philadelphia, and Standard Insurance Company. (Incorporated by reference -- Exhibit 4(d) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

4(d) Indentures between CenCor, Inc. and Commercial National Bank of Kansas City, N.A. dated April 27, 1993 with respect to notes due 1999. (Incorporated by reference--Exhibit T3C to Company's application on Form T-3; SEC file #22-24246

4(e) Indenture between CenCor, Inc. and Commercial National Bank of Kansas City, N.A. dated April 27, 1993 with respect to convertible notes due 1999; (Incorporated by reference--Exhibit T3C to Company's application on Form T-3; SEC file #22-24248

10(a) Indemnity Agreement dated July 26, 1991 between the Company and the Indemnitors. (Incorporated by reference--Exhibit 2 to Report on Form 8-K dated July 29, 1991.)

10(b) First Amendment to Indemnity Agreement dated August 20, 1991 between the Company and the Indemnitors. (Incorporated by reference--Exhibit 1 to Report on Form 8-K dated September 3, 1991.)

10(c) Modification and Exchange Agreement and Lender Consent Stipulation dated August 1, 1991 between the Company, the Indemnitors, and certain CIKC Lenders. (Incorporated by reference--Exhibit 2 to Report on the Company's Form 8-K dated September 3, 1991.)

10(d) Standstill Agreement dated August 14, 1991 between the Company and College Boulevard National Bank. (Incorporated by reference--Exhibit 4 to Report on the Company's Form 8-K dated September 3, 1991.)

10(e) Expense Sharing Agreement dated January 1, 1993 between CenCor, Inc., Century Acceptance Corporation, La Petite Academy, Inc., and ConCorde Career Colleges, Inc. (Incorporated by reference -- Exhibit 10(h) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)


10(f) Restructuring, Security and Guaranty Agreement dated October 30, 1992 between CenCor, Inc. and Concorde Career Colleges, Inc., Minnesota Institute of Medical and Dental Assistants, Inc., United Health Careers Institute, Inc., Southern California College of Medical and Dental Assis-tants, Inc., Concorde Careers--Florida, Inc., Colleges of Dental and Medical Assistants, Inc. and Computer Career Institute, Inc. (Incor-porated by reference -- Exhibit 10(j) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(g) Amendment to Agreement for Transfer of Assets and Assumption of Liabili-ties dated October 30, 1992 between CenCor, Inc. and Concorde Career Colleges, Inc. (Incorporated by reference -- Exhibit 10(k) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(h)  Employment Agreement with Dennis C. Berglund dated June 28, 1993.

10(i) First Amendment to Restructuring, Security and Guarantee Agreement between CenCor, ConCorde, Minnesota Institute of Medical and Dental As-sistance, Texas College of Medical and Dental Assistants, Texas College of Medical and Dental Assistants, Inc., United Health Careers Institute, Inc., Southern California College of Medical and Dental Assistants, Inc., ConCorde Careers--Florida, Inc., College of Dental and Medical Assistants, Inc. and Computer Career Institute, Inc. dated December 30, 1993.

10(j) Transition Service Agreement between CenCor, Century, LaPetite, and Concorde dated July 23, 1993.

10(k) Termination of Transition Services Agreement dated August 30, 1993 be-tween LaPetite, CenCor, and ConCorde.

21     Subsidiaries of the Registrant.

27     Financial Data Schedule.