Form 10-Q
period 1994-03-31
CENCOR INC
filed 1994-06-09
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION

                         Washington, D. C. 20549

                                Form 10-Q


               QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

                 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended March  31, 1994
Commission File No.      0-3417


                                 CENCOR, INC.
       (exact name of registrant as specified in its charter)


       Delaware                                         43-0914033
(State of other jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)


1100 Main Street, Suite 2350
Post Office Box 26098
Kansas City, Missouri                              64196

(Address of Principal Executive Office)          (Zip Code)

Registrant's telephone number, including area code:    (816)  221-9744

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]      No   [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes   [X]      No    [ ]

As of May 4, 1994, CenCor, Inc. had 1,240,727 shares of Common Stock, $1.00 par value outstanding with a market value of $620,364.

                         CENCOR, INC.

                          FORM 10-Q

                QUARTER ENDED MARCH 31, 1994


                            INDEX

Item                                                                                                                     Page
                           PART I


1.  Financial Statements and Supplementary Data. . . . . . . . . . . .   1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . .  11


                           PART II

1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  16

2.  Change in Securities . . . . . . . . . . . . . . . . . . . . . . .  16

3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .  16

4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  16

5.  Other Materially Important Events. . . . . . . . . . . . . . . . .  17

6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  17

7.  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

As used herein the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's sole operating subsidiary Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century and as indicated by the context, its prior subsidiaries.

Part I


Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.





             (The remainder of this page is intentionally blank.)

                                CenCor, Inc.

                         CONSOLIDATED BALANCE SHEETS

                     March 31, 1994 and December 31, 1993

                                  ASSETS
                                            March 31,    December 31,
                                               1994          1993
                                            _________    _____________
                                           (Unaudited)
Cash and cash equivalents. . . .           $  3,023,000   $  3,277,000

Net finance receivables, less allowance
  for credit losses of $4,847,000
  ($5,026,000 in 1993) . . . . . . . .       87,989,000      88,972,000

Property and equipment . . . . . . . .        1,741,000       1,742,000

Other assets . . . . . . . . . . . . .        4,170,000       3,465,000
                                              __________    ___________

                                           $  96,923,000  $  97,456,000
                                           =============  =============


                                 CenCor, Inc.

                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1994 and December 31, 1993

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                March 31,    December 31,
                                                  1994           1993
                                                _________    ____________
                                               (Unaudited)
Liabilities and stockholders' deficit:

Long-term debt . . . . . . . .                $95,950,000   $95,950,000

Accrued interest . . . . . . .                  1,589,000       975,000

Accrued interest - warrants. .                    681,000       513,000

Accounts payable and accrued liabilities        4,718,000      5,733,000
                                              ___________   ____________
    Total liabilities. . . . .                102,938,000    103,171,000

Stockholders' deficit:

Common stock, $1 par value, 2,000,000 shares
  authorized, 1,240,727 shares issued
  and outstanding. . . . . . .                  1,241,000      1,241,000

Paid-in capital. . . . . . . .                  2,805,000      2,805,000

Accumulated deficit. . . . . .                (10,061,000)    (9,761,000)
                                              ___________     __________

Total stockholders' deficit. .                 (6,015,000)     (5,715,000)
                                              ___________     ___________

                                            $  96,923,000   $  97,456,000
                                            =============   ==============
</TABLE:


                                CenCor, Inc.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended March 31, 1994 and 1993

                                (Unaudited)
                                                      1994       1993
                                                      ____       ____
Revenue:
Finance charges. . . . . . . .                      $ 5,730,000  $ 5,469,000
Insurance commissions. . . . .                          763,000      431,000
                                                    ___________  ___________

          Total revenue. . . .                        6,493,000    5,900,000

Expenses:

Salaries and other operating expenses                 3,579,000    4,010,000
Interest expense, net. . . . .                        2,417,000    2,453,000
Interest expense, warrants . .                          168,000           --
Provision for credit losses. .                        1,179,000       49,000
                                                    ___________   __________

          Total expenses . . .                        7,343,000    6,512,000

Operating loss . . . . . . . .                         (850,000)    (612,000)

Other income (loss):

Gain on sale of finance receivables                     556,000           --
Loss on sale of property and equipment                   (6,000)          --
                                                    __________   __________
                                                        550,000           --


Loss before taxes. . . . . . .                         (300,000)    (612,000)
Income tax expense . . . . . .                              --            --
                                                     ___________   __________
Net loss . . . . . . . . . . .                       $ (300,000)  $ (612,000)
                                                     ===========  ===========

Weighted average common and common
   equivalent shares outstanding                      1,815,080    1,089,048
                                                     ===========  ===========

Earnings (loss) per share of common stock and common equivalent shares of stock: (Note 6)

Earnings (loss) per share. . .                      $     (0.17)   $    (0.56)



                                 CenCor, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 1994 and 1993

                                 (Unaudited)

                                                          1994        1993
                                                          ____        ____
OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . .    $  (300,000) $  (612,000)

   Adjustments to reconcile net loss
      to net cash used in operating activities:

      Depreciation and amortization . . . . . . . .       79,000       53,000

      Provision for credit losses . . . . . . . . .    1,179,000       49,000
      Gain on sale of finance receivables . . . . .     (556,000)          --
      Increase (decrease) in accrued interest . . .      614,000     (701,000)
      Increase in accrued interest - warrants . . .      168,000           --

      Other changes in assets and liabilities, net .  (1,713,000)    (714,000)
                                                      __________     ________
Total adjustments. . . . . . . . . . . . . . . . . .    (229,000)  (1,313,000)
                                                        ________   __________
Net cash used in operating activities. . . . . . . .    (529,000)  (1,925,000)



                                CenCor, Inc.
             CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
            For the Three Months Ended March 31, 1994 and 1993
                                (Unaudited)

                                                         1994       1993
                                                         ____       ____
INVESTING ACTIVITIES:

Decrease (increase) in finance receivables . . . . . .   360,000   (1,502,000)

Proceeds from sale of other assets . . . . . . . . . .        --       32,000

Proceeds from sale of property and equipment . . . . .        --       29,000

Capital expenditures, net. . . . . . . . . . . . . . .   (85,000)    (454,000)
                                                       _________   __________

Net cash provided by (used in) investing activities. .   275,000    (1,895,000)
                                                       _________   ___________

Net decrease in cash and cash equivalents. . . . . . .  (254,000)   (3,820,000)

Cash and cash equivalents at beginning of year . . . . 3,277,000    23,401,000
                                                       ___________ ___________

Cash and cash equivalents at end of period . . . . . .$3,023,000   $19,581,000
                                                      ===========  ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

      Interest . . . . . . . . . . . . . . . . . . . . $ 1,844,000 $ 3,344,000

      Income taxes . . . . . . . . . . . . . . . . . .          --          --


                                CenCor, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                  For the Three Months Ended March 31, 1994
                                 (Unaudited)

Note 1  Basis of Presentation

The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. and subsidiaries at March 31, 1994 and December 31, 1993 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Due to the inherent seasonal nature of certain business segments, annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

In preparing the financial statements in accordance with GAAP, management is required to make certain estimates and assumptions that affect both the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

   It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year 1993.

Note 2  Reorganization

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

   Pursuant to the plan, the noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

   (i)  $600 principal amount of non-interest bearing New Notes
   (ii) $400 principal amount of non-interest bearing Convertible Notes
   (iii)5.2817 shares of CenCor common stock, par value $1 per share


   The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible notes may be converted at the option of the holder, at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. The reorganization resulted in the issuance of $17,230,589 of New Notes, $11,487,060 of Convertible Notes, and 151,679 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company cancelled 271,410 shares of treasury stock. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. A market value of $0.125 was assigned to the issuance of each share of common stock.

Note 3  CIKC Loans

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


   The Estate of Robert F. Brozman (the "Estate"), CIKC and Cor (collectively, the "Indemnitors") entered into an indemnity agreement dated July 26, 1991, with the Company (the "Indemnity Agreement") in which the Estate, CIKC and Cor acknowledged that they are jointly and severally liable to repay the amounts due to the CIKC Lenders. The Indemnitors also agreed to indemnify the Company against certain other injury or loss that the Company might incur as a result of certain unauthorized actions or omissions of the late president. Although CenCor has not admitted liability with respect to these claims, it has executed a Continuing Guarantee of Collection with respect to liability flowing from the CIKC Loans as well as a Continuing Guarantee of Collection for Certain Creditor s Previously Unsecured of up to $3 million for the benefit of certain unsecured creditors of the Estate of Robert F. Brozman.


   On March 31, 1994 all of the remaining outstanding debt related to the CIKC Loans was paid in full by the Estate of Robert F. Brozman.

Note 4  Credit Losses


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


   Management evaluates allowance requirements by examining current delinquencies, the characteristics of the accounts, the value of the underlying collateral and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance receivable losses.

   Finance receivables are charged to allowance for credit losses when they are deemed to be uncollectible but, in any event, all accounts (except for real estate secured loans) for which an amount aggregating a full contractual payment has not been received for six consecutive months are written off.
Real estate secured loans are charged to the allowance for credit losses when a full contractual payment has not been received for twelve months, unless the property has been foreclosed. Uncollectible accounts are handled as follows:


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


Note 5  Sale of Branch Offices


      During January and February of 1994, Century sold three of its branch offices and closed an additional three offices. Management determined that these locations were outside of its focused market area and the cost of operating the offices was not providing adequate benefits. The elimination of these branches will enable Century to focus on its more profitable and geographically desirable locations. The gain on the sale of the three branches is classified as other income (loss) in the accompanying financial statements.


Note 6  Earnings Per Share


   As of March 31, 1994 and December 31, 1993, earnings per common share and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of weighted average common share equivalents was increased under the assumption that all of the Convertible Notes were converted to common stock. As indicated in Note 2, the Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.


   Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share.


Note 7  Subsequent Events


   On April 12, 1993, Century terminated the employment of its President and Chief Executive Officer (CEO). Century and the CEO entered into a settlement which detailed the economic terms of severance benefits to the CEO. The agreement also provided for a bonus that may be payable in the event that a majority of Century's assets or stock is sold prior to April 13, 1996. On April 26, 1994, Century paid to the CEO a final payment in settlement of such agreement and was released from any future obligations to the former CEO.

   On April 1, 1994, Century completed an agreement with Congress Financial Corporation establishing a revolving line of credit in the amount of $25,000,000 to be used for future working capital. The facility is fully secured by a first lien on all of Century's assets. The revolving line is provided for a minimum of two years with automatic year-to-year renewals unless terminated by either party.


   As previously reported, during 1991 a Century subsidiary was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which Century determined were fictitious. Century recorded a multi-million dollar loss in 1991 as a result of the fraudulent automobile contracts. At the time of the fraudulent scheme the Century subsidiary was insured by Lloyds of London for a maximum of $1,000,000 under a fidelity policy. Lloyds of London has denied the claim filed by Century as a result of the fraudulent scheme. On April 22, 1994, the Century subsidiary filed suit against Lloyds of London for $1,000,000 seeking restitution for breach of contract arising out of the breach of the insuring agreement.


Item 2Management's Discussion and Analysis of Financial Condition and Results of Operations


   On January 29, 1993, Century completed a restructuring of its debt obligations with its principal creditors. Subsequent to the restructuring, Century sold or closed twelve non-strategic branches to obtain operating efficiencies. Century has also modernized many of its offices and has converted to an on-line computer system. According to its business plan, Century intends to achieve financial stability and profitability through internal growth with a program to grow its current branches and expand the branch network in states with strong operations. In addition, the business plan calls for the acquisition of compatible receivables and/or companies to achieve growth of receivables of $100 million in the next four years. The plan assumes that Century will be able to retain a substantial portion of acquired accounts as active customers and that acquisitions can be negotiated with acceptable yields and levels of credit risk. Century's acquisition program is also dependent on its ability to obtain additional financing.

   During 1993, Century also completed the installation of a modern management information and data processing system which is operated under contract with Norwest Financial Information Services Group ("Norwest"). Norwest provides similar services for the consumer loan operations of its own affiliate and for a large section of the consumer finance industry, which includes approximately 4,000 branch offices throughout the country. The system provides Century headquarter personnel on-line access to branch data and enables Century to provide more timely and informative reports to improve management decisions making, supervision and control.

Current Overall Trends


   During the quarter ended March 31, 1994, the Company incurred a net loss of $300,000 as compared to a net loss of $612,000 for the same period in 1993.
As discussed in further detail below, the loss primarily resulted from an increase in the provision for credit losses from $49,000 to $1,179,000. Offsetting this was a decrease in salaries and other operating expenses of $431,000 (11%) and an increase in total revenue of $593,000 (10%). Due to the elimination and consolidation of non-strategic offices and the elimination of many non-recurring expenses incurred in 1993, management expects the level of operating expenses to continue to decrease from the levels incurred in 1993.
In addition, Century has shifted its emphasis away from sales finance contracts acquired from automobile dealers, and is focusing on more desirable and profitable direct loans, including home equity loans. As a result, the level of outstanding finance receivables has increased from the first quarter of 1993, consequently producing a slight increase in revenue for the first quarter of 1994.


Results of Operations

Three Months Ended March 31, 1994,
Compared to Three Months Ended March 31, 1993

   Interest on finance receivables increased $261,000 (5%) in the first quarter of 1994 from the same period in 1993. As previously mentioned, this resulted primarily from an increase in the level of earning assets.

   Insurance commissions, which are earned on the sale of insurance upon origination of consumer and home equity loans, increased by $332,000 (77%) from the first quarter of 1993. The increase is also a result of the increase in the outstanding finance receivables and the mix of the receivables.

   The provision for credit losses increased from $49,000 to $1,179,000 for the three months ended March 31, 1994 from the same period in 1993. During the fourth quarter of 1992, Century established a centralized location for the purposes of collecting charged off receivables. Subsequently, a large amount of delinquent receivables were charged off in the fourth quarter of 1992 and delivered to the centralized collection location to pursue further collection efforts. As a result of the collection efforts and the low charge-off's for the first quarter of 1993, the amount of provision necessary to set the allowance at an adequate level for the first quarter of 1993 was minimal. The increase in the provision for credit losses in the first quarter of 1994 is a result of setting the allowance for credit losses at an adequate level to cover expected losses for the existing portfolio and is consistent with historical trends.


   An analysis of allowance for credit losses on finance receivables is as follows:

                                                  Quarter Ended   Quarter Ended
                                                 March 31, 1994  March 31, 1993
                                                 ______________  ______________
   Balance at December 31, 1993 and 1992             $5,026,000      $5,990,000

   Charge-off's, net of recoveries                  (1,134,000)        (215,000)

   Provision charged to operations                   1,179,000           49,000

   Sale of receivables                                (224,000)              --
                                                _______________________________

   Balance at March 31, 1994 and 1993               $4,847,000       $5,824,000
                                                ===============================

      The allowance is maintained at a level which management feels is adequate to provide for loan losses currently existing in the portfolio.

   See Note 4 for additional information regarding the allowance for credit losses.

   Salaries and other operating expenses for the three month period ended March 31, 1994, decreased to $3,579,000 from $4,010,000 in 1993, a decrease of 11%. As previously mentioned, the decrease is primarily the result of the elimination and consolidation of several of Century's offices and the elimination of many one-time expenses incurred in 1993.


   As discussed earlier, a financial reorganization plan was confirmed by the U.S. Bankruptcy Court and approved by the majority of CenCor's noteholders and other creditors. The Company accounted for the reorganization as a troubled debt restructuring, whereby the New Notes were reocrded at their net present value on August 30, 1993, using an estimated market discount rate of 16%. As a result of these transactions, an extraordinary gain of $18,366,000 was recorded as the difference between the book value of the Old Notes (plus accrued interest through August 30, 1993) and the book value of the New Notes. In accordance with generally accepted accounting principles, the interest on the New Notes is accruing monthly until the date of maturity of the New Notes, July 1, 1999. The interest expense on the New Notes for the quarter ended March 31, 1994 was $506,000. Century's net interest expense on long-term debt for the quarter ended March 31, 1994, was $1,911,000.


Liquidity and Capital Resources

Debt Availability

   On January 29, 1993, after extensive negotiations with its major creditors, Century successfully completed its debt restructuring. Prior to that date, Century had been in default on all its debt due to various covenant violations. The terms of Century's restructuring agreements limit Century's ability to incur additional indebtedness, within certain limits.

   On October 15, 1993, Century entered into a letter of intent with Congress Financial Corporation ("Congress") that provided for a revolving line of credit up to $25,000,000. On April 1, 1994, Century completed the agreement with Congress. The loan will be used to provide future working capital for Century in order to achieve its plan of portfolio growth. The facility is fully secured by a first lien on all of Century's assets. The interest rate on the Congress loan is two percent (2%) above the prime commercial interest rate, adjusted monthly. The revolving credit line is provided for a minimum of two years with automatic year-to-year renewals unless terminated by either party.


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


   Pursuant to the Agreements, all of Century's long-term debt will mature on April 30, 1997. However, scheduled principal installments as provided for in the original debt agreements are due prior to this date. In lieu of cash payment of the scheduled principal installments, Century will deliver Secured Deferred Payment Notes for the related senior debt and a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes for the related subordinated and junior subordinated debt. These notes will bear interest at a fixed rate equal to the rate of 4.5 year Treasury notes as of the installment due date, plus 2.25% (senior notes), 3.75% (subordinated notes) and 5% (junior subordinated notes).


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


   As a result of the IRS examination, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial statement or federal income tax purposes.

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


   In addition, with the availability of the line of credit provided by Congress, Century intends to pursue its business plans of expansion through acquisitions of consumer finance businesses and portfolios of consumer loans and also through expansion of business with its existing and former customers.


Inflation and General Economic Conditions


   The cost of Century's operating expenses has increased due to normal inflationary increases. Century foresees no detrimental effects from inflation as long as inflation remains at or near current levels. Changes in interest rates can affect Century. Its liabilities are more sensitive to interest rates than its assets.


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

Part II - Other Information


Item 1  Legal Proceedings


   See Note 7 to the Financial Statements regarding the settlement with the former CEO and the lawsuit versus Lloyds of London.


Item 2 Change in Securities - None


Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.


Item 4 Submission of Matters to a Vote of Security Holders - At the Annual Meeting of the Stockholders on January 21, 1994, the entire incumbent Board of Directors was re-elected for another one-year term. The result of the vote for the Board of Directors was as follows:

                                       FOR         AGAINST      ABSTAINED
                                       ___         _______      _________
Jack L. Brozman, Chairman           1,031,245         0           8,988
Edward G. Bauer, Jr.                1,033,270         0           6,963
George L. Bernstein                 1,029,633         0          10,600
Marvin S. Riesenbach                1,033,270         0           6,963

Additionally, the retention of Ernst & Young as independent auditors for 1993 was approved. The result of the vote for retention of Ernst & Young was as follows:

                                       FOR         AGAINST      ABSTAINED
                                    1,032,706        941          6,586

Item 5  Other Materially Important Events - None


Item 6  Exhibits and Reports on Form 8-K

                     EXHIBIT NUMBER           DESCRIPTION
                           27            Financial Data Schedule

    No reports on Form 8-K were filed during the quarter ending March 31, 1994.




(The remainder of this page is intentionally blank.)

                                SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                           CENCOR, INC.


Dated May 13, 1994         /s/ Jack L. Brozman
                           ____________________________________________________
                           Jack L. Brozman, President



                           /s/ Patrick F. Healy
                           ____________________________________________________
                           Patrick F. Healy, Vice President-Finance
                           and Treasurer