Form 10-Q
period 1994-06-30
CENCOR INC
filed 1994-08-26
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION

			 Washington, D. C. 20549

				Form 10-Q


	       QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

		 OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended June 30, 1994
Commission File No.  0-3417


				 CENCOR, INC
       (Exact Name of Registrant as Specified in its Charter)



       Delaware                                       43-0914033
(State of other jurisdiction of        (I. R. S. Employer Identification Number)
Incorporation or Organization)

1100 Main Street, Suite 2350
Post Office Box 26098
Kansas City, Missouri                                     64196

(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code:    (816)  221-9744

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		      Yes   X      No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		      Yes   X      No



As of August 2, 1994, CenCor, Inc. had 1,240,727 shares of Common Stock, $1.00 par value outstanding with a market value of $620,364.

				 CENCOR, INC.

				  FORM 10-Q

			  QUARTER ENDED JUNE 30, 1994

				    INDEX



Item                                                                        Page
				    PART I



     1.  Financial Statements and Supplementary Data. . . . . . . . . . . . .1

     2.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations. . . . . . . . . . . . . . . 12



				     PART II


     1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 19

     2.  Change in Securities . . . . . . . . . . . . . . . . . . . . . . . 19

     3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 19

     4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 19

     5.  Other Materially Important Events. . . . . . . . . . . . . . . . . 20

     6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 20

     7.  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's sole operating subsidiary Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







	     (The remainder of this page is intentionally blank.)

				CenCor, Inc.

			 CONSOLIDATED BALANCE SHEETS

		     June 30, 1994 and December 31, 1993

				   ASSETS


						     June 30,     December 31,
						      1994            1993
						   (Unaudited)
Cash and cash equivalents . . . . . . . .      $      769,000     $  3,277,000

Net finance receivables, less allowance
    for credit losses of $5,114,000
    ($5,026,000 in 1993). . . . . . . . .          94,478,000       88,972,000

Property and equipment. . . . . . . . . .           1,842,000        1,742,000

Other assets. . . . . . . . . . . . . . .           4,525,000        3,465,000
					       $  101,614,000     $ 97,456,000

				CenCor, Inc.

			 CONSOLIDATED BALANCE SHEETS

		     June 30, 1994 and December 31, 1993

		    LIABILITIES AND STOCKHOLDERS' DEFICIT


						    June 30,       December 31,
						      1994             1993
						  (Unaudited)
Liabilities and stockholders' deficit:

Accounts payable and accrued liabilities.        $  2,223,000    $   3,189,000

Notes payable . . . . . . . . . . . . . .           4,309,000               --

Accrued interest. . . . . . . . . . . . .           2,207,000          975,000

Accrued interest - warrants . . . . . . .             836,000          513,000

Unearned insurance commissions. . . . . .           2,601,000        2,544,000

Long-term debt. . . . . . . . . . . . . .        $ 95,950,000    $  95,950,000

     Total liabilities. . . . . . . . . .        $108,126,000    $ 103,171,000


Stockholders' deficit:

Common stock, $1 par value, 2,000,000 shares
    authorized, 1,240,727 shares issued
    and outstanding . . . . . . . . . . .           1,241,000        1,241,000

Paid-in capital . . . . . . . . . . . . .           2,805,000        2,805,000

Accumulated deficit . . . . . . . . . . .         (10,558,000)      (9,761,000)

Total stockholders' deficit . . . . . . .          (6,512,000)      (5,715,000)
						 $101,614,000    $  97,456,000

				CenCor, Inc.
		     CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Six Months Ended June 30, 1994 and 1993

				 (Unaudited)
						      1994             1993
Revenue:

Finance charges . . . . . . . . . . . . .        $ 11,766,000    $  11,196,000
Insurance commissions . . . . . . . . . .           1,801,000          915,000

     Total revenue. . . . . . . . . . . .          13,567,000       12,111,000

Expenses:

Salaries and other operating expenses . .           6,737,000        9,901,000
Interest expense, net . . . . . . . . . .           5,062,000        5,303,000
Interest expense, warrants. . . . . . . .             323,000          140,000
Provision for credit losses . . . . . . .           2,790,000          321,000

     Total expenses . . . . . . . . . . .          14,912,000       15,665,000

Operating loss. . . . . . . . . . . . . .          (1,345,000)      (3,554,000)

Other income (loss):

Gain on sale of finance receivables . . .             556,000               --
Loss on sale of property and equipment. .              (8,000)              --
						      548,000               --

Loss before taxes . . . . . . . . . . . .            (797,000)      (3,554,000)
Income tax expense. . . . . . . . . . . .                  --                      --
Net loss. . . . . . . . . . . . . . . . .        $   (797,000)   $  (3,554,000)

Weighted average common and common
    equivalent shares outstanding . . . .           1,815,080        1,089,048

Loss per share of common stock and
    common equivalent shares of stock:
    (Note 7)  . . . . . . . . . . . . . .

Loss per share. . . . . . . . . . . . . .        $      (0.44)   $       (3.26)

				 CenCor, Inc.

		    CONSOLIDATED STATEMENTS OF OPERATIONS

	      For the Three Months Ended June 30, 1994 and 1993

				 (Unaudited)
						      1994             1993
Revenue:

Finance charges . . . . . . . . . . . . .        $  6,036,000    $   5,727,000
Insurance commissions . . . . . . . . . .           1,038,000          484,000

     Total revenue. . . . . . . . . . . .           7,074,000        6,211,000

Expenses:

Salaries and other operating expenses . .           3,158,000        5,891,000
Interest expense, net . . . . . . . . . .           2,645,000        2,850,000
Interest expense, warrants. . . . . . . .             155,000          140,000
Provision for credit losses . . . . . . .           1,611,000          272,000

     Total expenses . . . . . . . . . . .           7,569,000        9,153,000

Operating loss. . . . . . . . . . . . . .            (495,000)      (2,942,000)

Other income (loss):

Loss on sale of property and equipment. .              (2,000)              --
									(2,000)                     --

Loss before taxes . . . . . . . . . . . .            (497,000)      (2,942,000)
Income tax expense. . . . . . . . . . . .                  --               --
Net loss. . . . . . . . . . . . . . . . .        $   (497,000)   $  (2,942,000)

Weighted average common and common
    Equivalent shares outstanding . . . .           1,815,080        1,089,048

Loss per share of common stock and
    common equivalent shares of stock:
    (Note 7)  . . . . . . . . . . . . . .

Loss per share. . . . . . . . . . . . . .        $      (0.27)   $       (2.70)


			       CenCor, Inc.

		   CONSOLIDATED STATEMENT OF CASH FLOWS

	      For the Six Months Ended June 30, 1994 and 1993

				 (Unaudited)


						      1994             1993
Operating Activities:
    Net loss. . . . . . . . . . . . . . .        $   (797,000)   $  (3,554,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization . . . .             260,000           120,000

    Provision for credit losses . . . . .           2,790,000           321,000

    Gain on sale of finance receivables .            (556,000)               --

    Increase (decrease) In accrued
	interest  . . . . . . . . . . . .           1,232,000           (68,000)

    Increase in accrued interest -
	warrants  . . . . . . . . . . . .             323,000           140,000

    Decrease (increase) in capitalized
	debt costs  . . . . . . . . . . .            (664,000)           47,000

    Other changes in assets and
	liabilities, net. . . . . . . . .          (1,431,000)          314,000

Total adjustments . . . . . . . . . . . .           1,954,000           874,000

Net cash provided by (used in)
    operating activities. . . . . . . . .           1,157,000         2,680,000)

			       CenCor, Inc.
	      CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
	      For the Six Months Ended June 30, 1994 and 1993
				 (Unaudited)


						      1994             1993
Investing Activities:

Increase in finance receivables, net. . .        $ (7,718,000)    $  (9,582,000)

Capital expenditures, net . . . . . . . .            (256,000)         (841,000)

Net cash used in investing activities . .          (7,974,000)      (10,423,000)

Financing Activities:

Advances on line of credit, net . . . . .           4,309,000                --

Net cash provided by financing
    activities. . . . . . . . . . . . . .           4,309,000                --

Net decrease in cash and cash
    equivalents . . . . . . . . . . . . .          (2,508,000)      (13,103,000)

Cash and cash equivalents at beginning
    of year . . . . . . . . . . . . . . .           3,277,000        23,401,000

Cash and cash equivalents at end of
    period. . . . . . . . . . . . . . . .        $    769,000     $  10,298,000


Supplemental disclosures of cash flow
    information:

    Cash paid during the period for:

	Interest. . . . . . . . . . . . .        $  3,716,000     $   5,237,000

	Income taxes. . . . . . . . . . .                  --                --

			       CenCor, Inc.
		       NOTES TO FINANCIAL STATEMENTS
		  For the Six Months Ended June 30, 1994
				 (Unaudited)

Note 1  Basis of Presentation

The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. at June 30, 1994 and December 31, 1993 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Due to the inherent seasonal nature of the business, annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

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

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

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


The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible notes may be converted at the option of the holder, at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. The reorganization resulted in the issuance of $17,230,589 of New Notes, $11,487,060 of Convertible Notes, and 151,679 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company canceled 271,410 shares of treasury stock. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. A market value of $0.125 was assigned to the issuance of each share of common stock.

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

Finance receivables are charged to allowance for credit losses when they are deemed to be uncollectible but, in any event, all accounts (except for real estate secured loans) for which an amount aggregating a full contractual payment has not been received after six consecutive months are written off. Real estate secured loans are charged to the allowance for credit losses when a full contractual payment has not been received for twelve months, unless the property has been foreclosed. Uncollectible accounts are handled as follows:

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

Note 5  Line of Credit

On April 1, 1994, Century completed an agreement with Congress Financial Corporation ("Congress") establishing a revolving line of credit in the amount of $25,000,000 to be used for future working capital. The facility is fully secured by a first lien on all of Century's assets. The revolving line is provided for a minimum of two years with automatic year-to-year renewals unless terminated by either party.

Note 6 Sale of Branch Offices During January and February of 1994, Century sold three of its branch offices and closed an additional three offices. Management determined that these locations were outside of its focused market area and the cost of operating the offices was not providing adequate benefits. The elimination of these branches will enable Century to focus on its more profitable and geographically desirable locations. The gain on the sale of the three branches is classified as other income (loss) in the accompanying financial statements.

Note 7  Earnings Per Share

As of June 30, 1994 and June 30, 1993, earnings per common share and common equivalent shares were computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the period ended June 30, 1994, the number of weighted average common share equivalents was increased under the assumption that all of the Convertible Notes were converted to common stock. As indicated in Note 2, the Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Current Overall Trends

In addition to the growth in the receivables, Century has also shifted its emphasis away from sales finance contracts acquired from automobile dealers, and is focusing on more desirable and profitable direct loans, including home equity loans. As a result, the level of outstanding finance receivables has increased from the six months ended June 30, 1993 as compared to the six months ended June 30, 1994, consequently producing a slight increase in finance charges for the six months ended June 30, 1994. Insurance commissions increased as a result of increased loan originations and the renegotiation of terms with Century's insurance carrier.

Due to the elimination and consolidation of non-strategic offices and the elimination of many non-recurring expenses incurred in 1993, management expects the level of salaries and operating expenses to decrease from the levels incurred in 1993. Interest expenses for Century is directly related to it loan origination activity and is therefore expected to increase as Century expands its portfolio. CenCor's annual interest expense is expected to increase on a monthly basis as interest is accrued on its restructured debt.

Results of Operations

Six Months Ended June 30, 1994, Compared to Six Months Ended June 30, 1993 During the six months ended June 30, 1994, the Company incurred a net loss of $797,000 as compared to a net loss of $3,554,000 for the same period in 1993. The decrease in the net loss from June 30, 1993 to June 30, 1994 was attributable to a decrease in salaries and other operating expenses of $3,164,000 (32%) and an increase in total revenue of $1,456,000 (12%).
Offsetting this was an increase in the provision for credit losses from $321,000 to $2,790,000.

Interest on finance receivables increased $570,000 (5%) in the first six months of 1994 from the same period in 1993. As previously mentioned, this resulted primarily from an increase in the level of earning assets.

Insurance commissions, which are earned on the sale of insurance upon origination of consumer and home equity loans, increased by $886,000 (97%) from the six months ended June 30, 1993.

The increase is also partially a result of the increase in the outstanding finance receivables and the emphasis on direct loans. In addition, Century renegotiated the terms with its' insurance carrier, which resulted in an acceleration of income recognition on commissions earned from the sale of insurance.

The provision for credit losses increased from $321,000 to $2,790,000 for the six months ended June 30, 1994 from the same period in 1993. During the fourth quarter of 1992, Century established a centralized location for the purposes of collecting charged off receivables. Subsequently, a large amount of delinquent receivables were charged off in the fourth quarter of 1992 and delivered to the centralized collection location to pursue further collection efforts. As a result of the collection efforts and the low charge-off's for the first six months of 1993, the amount of provision necessary to set the allowance at an adequate level for the first six months of 1993 was minimal. The increase in the provision for credit losses in the six months ended June 30, 1994, is a result of setting the allowance for credit losses at an adequate level to cover expected losses for the existing portfolio and is consistent with historical trends.

The allowance is maintained at a level which management feels is adequate to provide for loan losses currently existing in the portfolio.

See Note 4 for additional information regarding the allowance for credit losses.

Salaries and other operating expenses for the six month period ended June 30, 1994, decreased to $6,737,000 from $9,901,000 in 1993, a decrease of 32%. A reduction in operating expenses of $1,089,000 was realized as a result of the elimination and consolidation of several of Century's offices. In addition, the elimination of many one-time expenses incurred in 1993 related to the conversion to an on-line computer system and the modernization of branch offices also reduced operating expenses from June 30, 1993 to June 30, 1994.

As discussed earlier, a financial reorganization plan was confirmed by the U.S. Bankruptcy Court and approved by the majority of CenCor's noteholders and other creditors. The Company accounted for the reorganization as a troubled debt restructuring, whereby the New Notes were recorded at their net present value on August 30, 1993, using an estimated market discount rate of 16%. Interest on the New Notes is accruing monthly until the date of maturity of the New Notes, July 1, 1999. Interest expense on the New Notes for the six months ended June 30, 1994, was $950,000. Century's interest expense on long-term debt and notes payable for the six months ended June 30, 1994, was $4,112,000.

Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993

Interest on finance receivables increased $309,000 (5%) in the three month period ended June 30, 1994 from the same period in 1993. The increase is a result of the increased loan activity as previously discussed. Insurance commissions increased $554,000 (114%) for the same period. A discussion of the increase in insurance commissions is included in the six months ended June 30, 1994 compared to six months ended June 30, 1993 analysis.

The provision for credit losses increased from $272,000 to $1,611,000 for the three months ended June 30, 1994. As previously mentioned, the increase in the provision for credit losses is a result of setting the allowance at an adequate level to cover expected losses for the existing portfolio and is consistent with historical trends.

The allowance is maintained at a level which management feels is adequate to provide for loan losses currently existing in the portfolio.

See Note 4 (Credit Losses) for additional information regarding the allowance for credit losses.


Salaries and other operating expenses for the three month period ended June 30, 1994 decreased from $5,891,000 to $3,158,000, a decrease of 46%. The decrease is primarily the result of the elimination and consolidation of several of Century's offices which provided a reduction in salaries and operating expenses of $522,000 for the three month period. In addition, as previously mentioned, many one-time expenses incurred in 1993 were eliminated in 1994.

Liquidity and Capital Resources

Debt Availability

Prior to 1992, Century historically funded its operations through borrowings. Since that time, Century's growth has been severely limited due to the unavailability (until recently) of a credit facility.

On April 1, 1994, Century obtained a $25 million revolving line of credit with Congress Financial Corporation ("Congress"). Borrowings under the line of credit are now being used by Century to provide working capital for the financing of its portfolio growth. Borrowings under the line of credit are fully secured by a first lien on all of Century's assets. Funds borrowed under the line of credit bear interest at 2% above the prime commercial interest rate, adjusted monthly. The line of credit expires on April 1, 1996, but it's automatically renewable on a year-to-year basis unless terminated by either party. As of June 30, 1994, the line of credit debt was $4,309,000.

Century's acquisition of the line of credit follows the restructuring of its debt and CenCor's debt restructuring. On January 29, 1993, after extensive negotiations with its major creditors, Century successfully completed its debt restructuring. Prior to that date, Century had been in default on all its debt due to various covenant violations. The terms of Century's restructuring agreements limit Century's ability to incur additional indebtedness, within certain limits.

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

Part II - Other Information

Item 1  Legal Proceedings

On April 12, 1993, Century terminated the employment of its President and Chief Executive Officer (CEO). Century and the former CEO subsequently entered into a settlement agreement which detailed the economic terms of severance benefits to the former CEO. The settlement agreement also provided for the possible payment of a bonus in the event that a majority of Century's assets or stock is sold prior to April 13, 1996. On April 26, 1994, Century made a final accelerated payment to the former CEO in full satisfaction of the settlement agreement and CenCor and Century were released from any future obligations to the former CEO.

As previously reported, during 1991 a Century subsidiary was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which Century determined were fictitious. Century recorded a multi-million dollar loss in 1991 as a result of the fraudulent automobile contracts. At the time of the fraudulent scheme the Century subsidiary was insured by Lloyds of London for a maximum of $1,000,000 under a fidelity policy. Lloyds of London has denied the claim filed by Century as a result of the fraudulent scheme. On April 22, 1994, the Century subsidiary filed suit in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, in and for Hillsborough County, against Lloyds of London seeking restitution of $1,000,000 for breach of contract.

On June 28, 1994, a Century subsidiary was named as a defendant, along with a number of other consumer finance companies, in a law suit filed in the Circuit Court of Jefferson County, Alabama. The plaintiffs' complaint alleges that the defendants engaged in common law fraud and seeks the certification of a class action and compensatory and punitive damages. The plaintiffs and the Century subsidiary have both filed motions seeking the dismissal of the Century subsidiary from the case.

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.

Item 4  Submission of Matters to a Vote of Security Holders - None

Item 5  Other Materially Important Events - None

Item 6  Exhibits and Reports on Form 8-K

		     EXHIBIT NUMBER                       DESCRIPTION
			   99                        Financial Data Schedule

No reports on Form 8-K were filed during the quarter ending June 30, 1994.



	     (The remainder of this page is intentionally blank.)

				 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

					   CENCOR, INC.

Dated August 11, 1994                        /s/ Jack L. Brozman
					   Jack L. Brozman, President



					      /s/ Patrick F. Healy
					   Patrick F. Healy, Vice President-
					   Finance and Treasurer