Form 10-Q
period 1994-09-30
CENCOR INC
filed 1994-11-14
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549

Form 10-Q

QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


For the Quarter ended September 30, 1994Commission File No.      0-3417


  CENCOR, INC
(Exact Name of Registrant as Specified in its Charter)



       Delaware                                         43-0914033
(State of other jurisdiction of              (I. R. S. Employer
Incorporation or Organization)               Identification Number)


1100 Main Street, Suite 2350
Post Office Box 26098
Kansas City, Missouri                                      64196
(Address of Principal Executive Office)               (Zip Code)


Registrant's telephone number, including area code:  (816)  221-9744

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

Yes   X      No

As of October 24, 1994, CenCor, Inc. had 1,240,498 shares of Common Stock, $1.00 par value outstanding with a market value of $775,311.

                            CENCOR, INC.

                              FORM 10-Q

                  QUARTER ENDED SEPTEMBER 30, 1994


                                INDEX



  Item                                                     Page
                               PART I



  1.  Financial Statements and Supplementary Data. . . . . . 2

  2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . .15



                               PART II


  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .20

  2.  Change in Securities . . . . . . . . . . . . . . . . .22

  3.  Defaults Upon Senior Securities  . . . . . . . . . . .22

  4.  Submission of Matters to a Vote of Security Holders. .22

  5.  Other Materially Important Events. . . . . . . . . . .22

  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .22

      7.  Signatures . . . . . . . . . . . . . . . . . . .  23

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's sole operating subsidiary Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I     FINANCIAL INFORMATION

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







    (The remainder of this page is intentionally blank.)

                        CenCor, Inc.

                 CONSOLIDATED BALANCE SHEETS
          September 30, 1994 and December 31, 1993

                           ASSETS



                                   September 30,     December 31,
                                       1994              1993
                                    (Unaudited)
Cash and cash equivalents. . . . . .$   509,000     $ 3,277,000

Net finance receivables, less allowance
   for credit losses of $5,185,000
   ($5,026,000 in 1993). . . . . . . 96,459,000      88,972,000

Property and equipment . . . . . . . .2,013,000       1,742,000

Other assets . . . . . . . . . . . . .4,772,000       3,465,000
                                   $103,753,000    $ 97,456,000


                        CenCor, Inc.

                 CONSOLIDATED BALANCE SHEETS

          September 30, 1994 and December 31, 1993

            LIABILITIES AND STOCKHOLDERS' DEFICIT

                                   September 30,     December 31,
                                        1994              1993
                                    (Unaudited)

Liabilities and stockholders' deficit:

Accounts payable and accrued liabilities$ 1,916,000 $ 3,189,000

Notes payable. . . . . . . . . . . . .6,548,000              --

Accrued interest . . . . . . . . . . .2,827,000         975,000

Accrued interest - warrants. . . . . . .995,000         513,000

Unearned insurance commissions . . . .2,525,000       2,544,000

Long-term debt . . . . . . . . . . $ 95,950,000    $ 95,950,000

    Total liabilities. . . . . . . $110,761,000    $103,171,000


Stockholders' deficit:

Common stock, $1 par value, 2,000,000 shares
   authorized, 1,240,498 shares issued
   and outstanding . . . . . . . . . .1,241,000       1,241,000

Paid-in capital. . . . . . . . . . . .2,805,000       2,805,000

Accumulated deficit  . . . . . . . (11,054,000)     (9,761,000)

Total stockholders' deficit  . . . .(7,008,000)     (5,715,000)
 . . . . . . . . . . . . . . . . . $103,753,000    $ 97,456,000

CenCor, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 1994 and 1993

(Unaudited)

                                       1994              1993

Revenue:
Finance charges. . . . . . . . . . .$18,187,000     $17,053,000
Insurance commissions. . . . . . . .  2,662,000       1,320,000

        Total revenue  . . . . . . . 20,849,000      18,373,000

Expenses:

Salaries and other operating expenses10,188,000      14,399,000
Interest expense, net  . . . . . . . .7,801,000       7,253,000
Interest expense, warrants . . . . . . .482,000         328,000
Provision for credit losses  . . . . .4,218,000       1,045,000

        Total expenses . . . . . . . 22,689,000      23,025,000

Operating loss . . . . . . . . . . .(1,840,000)     (4,652,000)

Other income (loss):

Gain on sale of finance receivables  . .556,000         365,000
Loss on sale of property and equipment (10,000)        (13,000)
 . . . . . . . . . . . . . . . . . . . .546,000         352,000

Loss before taxes and extraordinary item(1,294,000) (4,300,000)
Income tax expense . . . . . . . . . . . . . --              --
Loss before extraordinary item . . .(1,294,000)     (4,300,000)

Extraordinary Item:  (Note 2)
  Gain on restructuring of long-term debt
    net of taxes ($0 in 1993)                 --     18,033,000

Net income (loss) $. . . . . . . . .(1,294,000)     $13,733,000

Weighted average common and common
   equivalent shares outstanding . . .1,815,080       1,169,718




CenCor, Inc.

        CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

      For the Nine Months Ended September 30, 1994 and 1993

                           (Unaudited)



Earnings per share of common stock and common equivalent shares of stock: (Note 7)

Earnings (loss) per share
  before extraordinary items . . . . . .$(0.71)         $(3.68)

Earnings (loss) per share
 from extraordinary items. . . . . . . . . . --           15.42

Earnings per share
  from net income (loss) . . . . . . . .$(0.71)          $11.74



CenCor, Inc.

              CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Months Ended September 30, 1994 and 1993

                           (Unaudited)
                                         1994               1993
Revenue:

Finance charges $. . . . . . . . . . .6,421,000       $5,857,000
Insurance commissions  . . . . . . . . .861,000          405,000

        Total revenue  . . . . . . . .7,282,000        6,262,000

Expenses:

Salaries and other operating expenses 3,450,000        4,231,000
Interest expense, net  . . . . . . . .2,738,000        2,217,000
Interest expense, warrants . . . . . . .159,000          188,000
Provision for credit losses  . . . . .1,428,000          724,000

        Total expenses . . . . . . . .7,775,000        7,360,000

Operating loss . . . . . . . . . . . .(493,000)      (1,098,000)

Other income (loss):

Gain on sale of finance receivables. . . . . --          365,000
Loss on sale of property and equipment .(2,000)         (13,000)
 . . . . . . . . . . . . . . . . . . . .(2,000)          352,000

Loss before taxes and extraordinary item(495,000)      (746,000)
Income tax expense . . . . . . . . . . . . . --               --
Loss before extraordinary item . . . .(495,000)        (746,000)

Extraordinary item:  (Note 2)
Gain on restructuring of long-term debt
  net of taxes ($0 in 1993)  . . . . . . . . --       18,033,000

Net income (loss). . . . . . . . . . $(495,000)      $17,287,000

Weighted average common and common
    equivalent shares outstanding.    1,815,080        1,331,058





CenCor, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

For the Three Months Ended September 30, 1994 and 1993


Earnings per share of common stock and common equivalent shares of stock: (Note 7)

Earnings (loss) per share
  before extraordinary items . . . . . .$(0.27)          $(0.56)

Earnings (loss) per share
  from extraordinary items . . . . . . . . . --            13.55

Earnings per share
  from net income (loss) . . . . . . . .$(0.27)           $12.99

CenCor, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 1994 and 1993

(Unaudited)


                                          1994             1993

OPERATING ACTIVITIES:
        Net income (loss)  . . . . .$(1,294,000)    $ 13,733,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Depreciation and amortization. . 444,000         196,000

        Provision for credit losses. . 4,218,000       1,045,000

        Gain on sale of
             finance receivables . . . (556,000)       (365,000)

        Increase (decrease) in
             accrued interest. . . . . 1,852,000     (1,014,000)

        Increase in accrued interest
              - warrants . . . . . . . . 482,000         328,000

        Decrease (increase) in
            capitalized debt costs . . (561,000)          71,000

        Gain on restructure of
            long-term debt . . . . . . . . . .--    (18,033,000)

        Other changes in assets and
            liabilities, net . . . . (2,148,000)       1,188,000

Total adjustments. . . . . . . . . . . 3,731,000    (16,584,000)

Net cash provided by (used in)
   operating activities. . . . . . . . 2,437,000     (2,851,000)



CenCor, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 1994 and 1993
(Unaudited)



                                          1994             1993

INVESTING ACTIVITIES:

Increase in finance receivables, net$(11,241,000)  $(10,110,000)

Capital expenditures, net. . . . . . . (512,000)     (1,151,000)

Net cash used in investing activities(11,753,000)   (11,261,000)

FINANCING ACTIVITIES:

Advances on line of credit, net. . . . 6,548,000              --

Net cash provided by financing activities6,548,000            --

Net decrease in cash and cash equivalents(2,768,000)(14,112,000)

Cash and cash equivalents at beginning of year3,277,00023,401,000

Cash and cash equivalents at end of period$509,000    $9,289,000


Supplemental disclosures of cash flow information:

        Cash paid during the period for:

                Interest . . . . . . .$5,603,000      $7,133,000

                Income taxes . . . . . . . . .--              --

                        CenCor, Inc.
                NOTES TO FINANCIAL STATEMENTS
        For the Nine Months Ended September 30, 1994
                         (Unaudited)

Note 1  Basis of Presentation


     The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. at September 30, 1994 and December 31, 1993 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Due to the inherent seasonal nature of the business, annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

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

Note 3  CIKC Loans
     Robert F. Brozman, who had been the President and Chairman of the Board of CenCor since its incorporation in 1968, died on June 10, 1991. Shortly thereafter, the directors who were serving on CenCor's Board of Directors at the time of Robert F. Brozman's death, including his son, Jack L. Brozman, learned for the first time of the "CIKC Loans" described below.

     Prior to Robert F. Brozman's death, various banks and other lenders had made loans, purportedly to CenCor, the proceeds of which were never received by, or used for the benefit of, CenCor, but rather were credited to the account of and used by CenCor, Inc. of Kansas City ("CIKC"). CIKC is a wholly-owned subsidiary of Cor, Inc. ("Cor") which was wholly-owned and controlled by Robert F. Brozman. CIKC recorded these loans on its financial statements as its obligations.
     The lenders whose loan proceeds were received by and used for the benefit of CIKC ("CIKC Lenders") apparently believed, based upon actions taken by or at the direction of Robert F. Brozman, that the loans were being made to CenCor. The principal amount due to the CIKC Lenders was $23,117,820 at the time of Robert F. Brozman's death. The CIKC Lenders asserted that CenCor (among other parties) was obligated to repay the CIKC Loans.

     The Estate of Robert F. Brozman (the "Estate"), CIKC and Cor (collectively, the "Indemnitors") entered into an indemnity agreement dated July 26, 1991, with the Company (the "Indemnity Agreement") in which the Estate, CIKC and Cor acknowledged that they are jointly and severally liable to repay the amounts due to the CIKC Lenders. The Indemnitors also agreed to indemnify the Company against certain other injury or loss that the Company might incur as a result of certain unauthorized actions or omissions of the late president. Although CenCor did not admit liability with respect to these claims, it executed a Continuing Guarantee of Collection with respect to liability flowing from the CIKC Loans as well as a Continuing Guarantee of Collection for Certain Creditors Previously Unsecured of up to $3 million for the benefit of certain unsecured creditors of the Estate of Robert F. Brozman.

     On March 31, 1994, all of the remaining outstanding debt related to the CIKC Loans and other unsecured creditors (where the Company had issued a Continuing Guarantee of Collection) were paid in full by the Estate of Robert F. Brozman.

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

Note 5  Line of Credit

On April 1, 1994, Century completed an agreement with Congress Financial Corporation ('Congress') establishing a revolving line of credit in the amount of $25,000,000 to be used for future working capital. The facility is fully secured by a first lien on all of Century's assets. The revolving line is provided for a minimum of two years with automatic year-to-year renewals unless terminated by either party.

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

Note 7  Earnings Per Share

     As of September 30, 1994 and September 30, 1993, earnings per common share and common equivalent shares were computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of weighted average common share equivalents was increased under the assumption that all of the Convertible Notes were converted to common stock. As indicated in Note 2, the Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.

Item 2    Management's Discussion and Analysis of Financial
Condition and Results of Operations

     On January 29, 1993, Century completed a restructuring of its debt obligations with its principal creditors. Subsequent to the restructuring, Century sold or closed twelve non-strategic branches to obtain operating efficiencies. Century has also modernized many of its offices and has converted to a computer system. According to its business plan, Century intends to achieve financial stability and profitability through internal growth with a program to grow its current branches and expand the branch network in states with strong operations. In addition, the business plan calls for the acquisition of compatible receivables and/or companies to achieve growth of receivables of $100 million in the next four years. The plan assumes that Century will be able to retain a substantial portion of acquired accounts as active customers and that acquisitions can be negotiated with acceptable yields and levels of credit risk.

Current Overall Trends

As a result of Century's emphasis on growth, the level of outstanding finance receivables has increased from the nine months ended September 30, 1993, consequently producing a 7% increase in finance charges for the nine months ended September 30, 1994. Insurance commissions increased as a result of increased loan originations and the renegotiation of terms with Century's insurance carrier.

Due to the elimination and consolidation of non-strategic offices and the elimination of many non-recurring expenses incurred in 1993, management expects the level of salaries and operating expenses to decrease from the levels incurred in 1993. Interest expense for Century is directly related to its loan origination activity and is therefore expected to increase as Century expands its portfolio. CenCor's annual interest expense is expected to increase on a monthly basis as interest is accrued on its restructured debt.

Results of Operations

Nine Months Ended September 30, 1994, Compared to Nine Months Ended September 30, 1993

During the nine months ended September 30, 1994, the Company incurred a net loss of $1,294,000 as compared to a net loss before extraordinary item of $4,300,000 for the same period in 1993. The decrease in the net loss from September 30, 1993 to September 30, 1994 was attributable to a decrease in salaries and other operating expenses of $4,211,000 (29%) and an increase in total revenue of $2,476,000 (13%). Offsetting this was an increase in the provision for credit losses from $1,045,000 to $4,218,000 (304%).

Interest on finance receivables increased $1,134,000 (7%) in the first nine months of 1994 from the same period in 1993. As previously mentioned, this resulted primarily from an increase in the level of earning assets.

     Insurance commissions, which are earned on the sale of insurance upon origination of consumer and home equity loans, increased by $1,342,000 (102%) from the nine months ended September 30, 1993. The increase is also partially a result of the increase in the outstanding finance receivables and the emphasis on direct loans. In addition, Century renegotiated the terms with its insurance carrier, which resulted in increased commissions earned from the sale of insurance.

     The provision for credit losses increased from $1,045,000 to $4,218,000 for the nine months ended September 30, 1994 from the same period in 1993. During the fourth quarter of 1992, Century established a centralized location for the purposes of collecting charged off receivables. The 1993 provision results primarily from the centralized location's collection efforts and lower than historical charge offs for the first nine months of 1993. The increase in the provision for credit losses in the nine months ended September 30, 1994, is a result of setting the allowance for credit losses at an adequate level to cover expected losses for the existing portfolio and is consistent with historical trends.

     The allowance is maintained at a level which management feels is adequate to provide for loan losses currently existing in the portfolio.

See Note 4 for additional information regarding the allowance for credit losses.

     Salaries and other operating expenses for the nine month period ended September 30, 1994, decreased to $10,188,000 from $14,399,000 in 1993, a decrease of 29%. A reduction in operating expenses of $1,632,000 was realized as a result of the elimination and consolidation of several of Century's offices. In addition, the elimination of many one-time expenses incurred in 1993 also reduced operating expenses from September 30, 1993 to September 30, 1994. These 1993 expenses related to the conversion to an on-line computer system and the modernization of branch offices.

     As discussed earlier, a financial reorganization plan was confirmed by the U.S. Bankruptcy Court and approved by the majority of CenCor's noteholders and other creditors. The Company accounted for the reorganization as a troubled debt restructuring, whereby the New Notes were recorded at their net present value on August 30, 1993, using an estimated market discount rate of 16%. Interest on the New Notes is accruing monthly until the date of maturity of the New Notes, July 1, 1999. Interest expense on the New Notes for the nine months ended September 30, 1994, was $1,421,000.
Century's interest expense on long-term debt and notes payable for the nine months ended September 30, 1994, was $6,380,000.

Three Months Ended September 30, 1994 Compared to Three Months
Ended September 30, 1993

Interest on finance receivables increased $564,000 (10%) in the three month period ended September 30, 1994 from the same period in 1993. The increase is a result of the increased loan activity as previously discussed. Insurance commissions increased $456,000 (113%) for the same period. A discussion of the increase in insurance commissions is included in the nine month analysis.
The provision for credit losses increased from $724,000 to $1,428,000 for the three months ended September 30, 1994. As previously mentioned in the results of operations for the nine months, the 1993 provision results primarily from the centralized location's collection efforts and lower than historical charge offs for the three month period ended September 30, 1993. The increase in the provision for credit losses for the three month period ended September 30, 1994, is a result of setting the allowance at an adequate level to cover expected losses for the existing portfolio and is consistent with historical trends. The allowance is maintained at a level which management feels is adequate to provide for loan losses currently existing in the portfolio.
See Note 4 (Credit Losses) for additional information regarding the allowance for credit losses.

Salaries and other operating expenses for the three month period ended September 30, 1994 decreased from $4,231,000 to $3,450,000, a decrease of 18%. The decrease is primarily the result of the elimination and consolidation of several of Century's offices which provided a reduction in salaries and operating expenses of $542,000 for the three month period. In addition, as previously mentioned, many one-time expenses incurred in 1993 were not incurred in 1994.

Liquidity and Capital Resources
Debt Availability
     Prior to 1992, Century historically funded its operations through borrowings. Since that time, Century's growth has been severely limited because of the unavailability (until recently) of a credit facility.

On April 1, 1994, Century obtained a $25 million revolving line of credit with Congress Financial Corporation ('Congress').
Borrowings under the line of credit are now being used by Century to provide working capital for the financing of its portfolio growth. Borrowings under the line of credit are fully secured by a first lien on all of Century's assets. Funds borrowed under the line of credit bear interest at 2% above the prime commercial interest rate, adjusted monthly. The line of credit expires on April 1, 1996, but is automatically renewable on a year-to-year basis unless terminated by either party. As of September 30, 1994, the outstanding balance on the line of credit was $6,548,000.

Century's acquisition of the line of credit follows the restructuring of its debt and CenCor's debt restructuring. On January 29, 1993, after extensive negotiations with its major creditors, Century successfully completed its debt restructuring. Prior to that date, Century had been in default on all its debt due to various covenant violations. The terms of Century's restructuring agreements provides certain limits on Century's ability to incur additional indebtedness.

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

As a result of the IRS examination, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial statement or federal income tax purposes.

The Company has also been notified by the IRS that its 1991 income tax return has been selected for examination.

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

Part II - Other Information
Item 1  Legal Proceedings
As previously reported, during 1991 a Century subsidiary was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which Century determined were fictitious. Century recorded a multi-million dollar loss in 1991 as a result of the fraudulent automobile contracts. At the time of the fraudulent scheme the Century subsidiary was insured by Lloyds of London for a maximum of $1,000,000 under a fidelity policy. Lloyds of London has denied the claim filed by Century as a result of the fraudulent scheme. On April 22, 1994, the Century subsidiary filed suit in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, Hillsborough County, against Lloyds of London seeking recovery of $1,000,000 for breach of contract. The suit is presently in the discovery stage and a trial hearing date has not yet been set by the Circuit Court.

As previously reported, on June 28, 1994, a Century subsidiary was named as a defendant, along with a number of other consumer finance companies, in a lawsuit filed in the Circuit Court of Jefferson County, Alabama. The Century subsidiary was dismissed without prejudice from the case on September 9, 1994.

The same Century subsidiary, along with virtually the same consumer finance companies named in the previous suit, was also named as a defendant on July 21, 1994, in a lawsuit filed in the United States District Court for the Middle District of Alabama Southern Division. The plaintiffs' complaint alleges that the Century subsidiary engaged in violations of the Federal Truth-In-Lending Act and the Racketeer Influenced and Corrupt Organizations Act and seeks the certification of a national class action. The plaintiffs' complaint seeks statutory and actual damages sustained by the plaintiffs, attorney fees and litigation costs, and such other relief deemed appropriate by the Court. The Century subsidiary has denied the allegations presented in the suit and is actively defending the charges.

On September 9, 1994, CenCor was also named as a defendant in the Federal suit discussed above. The plaintiffs' amended complaint alleges that CenCor and the parent corporations of certain previously named defendant finance companies directed the conduct and exerted control over their subsidiary finance companies and thus are also being named in the class action suit. CenCor has filed a motion seeking dismissal from the case based upon being inaccurately named as the parent corporation of the Century subsidiary.
     On October 25, 1994 a number of the same defendants in the above-captioned action, including Century and its same subsidiary, were named as defendants in a lawsuit filed in the Circuit Court of Jefferson County, Alabama by certain alleged borrowers from the defendant creditor/lenders. In the action, styled Alfonzo Calaway, et al. v. Baker Furniture Company, et al., the plaintiffs allege that the defendants, including Century and its subsidiary, engaged in violations of the Alabama Mini Code and Alabama Small Loan Act, fraud, and civil conspiracy and request the certification of a state-wide class action. The plaintiffs ask for compensatory damages, punitive damages, attorneys fees, interest and costs. The plaintiffs also seek injunctive relief. Century and its subsidiary deny the allegations and will actively defend the charges.

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

     No reports on Form 8-K were filed during the quarter ended
September 30, 1994.

     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

     CENCOR, INC.

Dated November 15, 1994       /s/ Jack L. Brozman
     Jack L. Brozman, President



     /s/ Patrick F. Healy
     Patrick F. Healy, Vice President-Finance
      and Treasurer

EXHIBIT 27
CENCOR, INC.
FINANCIAL DATA SCHEDULE
FOR THE QUARTER ENDED SEPTEMBER 30, 1994
Cash and cash items                                       $509,000
Marketable securities                                          -0-
Notes and accounts receivable-trade                    101,644,000
Allowances for doubtful accounts                         5,185,000
Inventory                                                      -0-
Total current assets                                   101,740,000
Property, plant and equipment                             2,556,000
Accumulated depreciation                                    543,000
Total assets                                           103,753,000
Total current liabilities                               14,811,000
Bonds, mortgages, and similar debt                      95,950,000
Preferred stock                                                -0-
Common stock                                             1,241,000
Other stockholders' equity                              (8,249,000)
Total liabilities and stockholders' equity             103,753,000
Net sales of tangible products                                 -0-
Total revenues                                          20,849,000
Cost of tangible goods sold                                    -0-
Total costs and expenses applicable to sales and revenue10,188,000
Other costs and expenses                                 (546,000)
Provision for doubtful accounts and notes                4,218,000
Interest and amortization of debt discount               8,283,000
Income before taxes and other items                     (1,294,000)
Income tax expense                                             -0-
Income/loss continuing operations                       (1,294,000)
Discontinued operations                                        -0-
Extraordinary items                                            -0-


                  FINANCIAL DATA SCHEDULE (CONT.)
                            EXHIBIT 27

Cumulative effect-changes in accounting principles             -0-
Net income or loss                                      (1,294,000)
Earnings per share--primary                                 ($0.71)
Earnings per share-fully diluted                            ($0.71)
