Form 10-Q/A
period 1994-09-30
CENCOR INC
filed 1995-01-05
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549

Form 10-Q

AMENDED QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)

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

     CENCOR, INC.

Dated December 31, 1994       /s/ Jack L. Brozman
     Jack L. Brozman, President



     /s/ Patrick F. Healy
     Patrick F. Healy, Vice President-Finance
      and Treasurer