Form 10-K
period 1994-12-31
CENCOR INC
filed 1995-04-24
CIK 18497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934 (fee required)
For the Year Ended December 31, 1994
Commission file number 0-3417

CENCOR, INC.

(Exact name of registrant as specified in its charter)
1100 Main Street, City Center Square, Suite 2350
P.O. Box 26098
Kansas City, MO  64196-6098
Telephone (816) 221-9744

Incorporated in the State of Delaware

43-0914033
(I.R.S. Employer
Identification No.)

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

Regular Common Stock, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        X Yes  __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. {}

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 27, 1995.

1,240,498 Shares of Regular Common Stock, $1.00 par value

Market value at February 27, 1995 was $697,780
Documents incorporated by reference--None

CENCOR, INC.

FORM 10-K
YEAR ENDED DECEMBER 31, 1994

INDEX

Item                                                     Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . .  3
     Item 1.   Business. . . . . . . . . . . . . . . . . .  3
     Item 2.  Properties . . . . . . . . . . . . . . . . .  8
     Item 3.  Legal Proceedings. . . . . . . . . . . . . .  8
     Item 4.  Submission of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . . .  9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . 11
     Item 5.  Market for Registrant's Common Stock and
              Related Stockholder Matters. . . . . . . . . 11
     Item 6.  Selected Financial Data. . . . . . . . . . . 12
     Item 6.  Selected Financial Data (continued). . . . . 13
     Item 7 Management's Discussion and Analysis of Financial Condition and Results of Opera-
              tions . . . . . . . . . . . . . . . . . . . 14
     Item 8.  Financial Statements and Supplementary
              Data . .. . . . . . . . . . . . . . . . . . 18
     Item 9.  Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure. . . . . . . . . . . . . . . . . 38

PART III . . . . . . . . . . . . . . . . . . . . . . . . . 39
     Item 10. Directors and Executive Officers of the
              Registrant . . . . . . . . . . . . . . . . . 39
     Item 11. Executive Compensation. . . . . . . . . . . .42
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . 45
     Item 13. Certain Relationships and Related
              Transactions . . . . . . . . . . . . . . . . 46

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . 50
     Item 14. Exhibits, Financial Statements, Schedules,
              and Reports on Form 8-K. . . . . . . . . . . 50

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

     CenCor, through its wholly-owned subsidiary, Century, is primarily engaged in the consumer finance business. Century makes consumer and real estate loans to individuals and purchases sales finance contracts. Century also sells various credit insurance products, including life, accident and health, and property insurance in conjunction with its consumer loan business.

     On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court for the Western District of Missouri, seeking protection under Chapter 11 of the United States Bankruptcy Code. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the bankruptcy court on August 30, 1993. On November 1, 1993, CenCor issued new notes and stock to its subordinated noteholders pursuant to the provisions of the plan. The bankruptcy filing did not involve Century.

Consumer Finance Operations

     The percentages of gross revenue from consumer financing and insurance commissions during each of the last five years were as follows:

                                  Consumer Loans and
    Year Ended December 31     Sales Finance Contracts  Insurance Operations
     1990. . . . . . . . . . . . .     92.2%                 7.8%
     1991. . . . . . . . . . . . .     93.1                  6.9
     1992. . . . . . . . . . . . .     93.1                  6.9
     1993. . . . . . . . . . . . .     95.0                  5.0
     1994. . . . . . . . . . . . .     87.9                 12.1


     Since the consumer finance business involves the carrying of receivables, a relatively high ratio of borrowings to invested capital is customary. Net income of the Company is materially dependent on the cost of borrowed funds, and because the maximum rates charged for Century's lending operations are limited by statute, any increase or decrease in interest costs tend to have an adverse or favorable effect on Century's net income.

     The following tables set forth certain information concerning Century's consumer finance business:

                                   Average
                              Net Receivables       Unearned Finance Charges
    For the Year         (Gross Receivables Less   as a % of Net Receivables
 Ended December 31       Unearned Finance Charges)  Outstanding at Year End
         1990            $ 98,069,000              22.5%
         1991             104,687,000              24.4
         1992              90,523,000              25.2
         1993              88,039,000              25.6
         1994              99,271,000              19.8


                                       Number of	   Average
                          Offices        Loans		    Balance
   As of December 31     Operated     Outstanding	  Per Loan
         1990. . .         59          81,100	      $ 1,559
         1991. . .         59          75,300		       1,768
         1992. . .         59          60,200		       1,680
         1993. . .         53          59,033 		      2,019
         1994. . .         46          66,550		       1,990


Consumer Loans and Real Estate Loans

     Consumer loan operations are generally confined to two types of loans, as authorized by the laws of the respective states in which business is conducted: (a) loans on which the interest is reflected in the face amount of the note (precomputed loans) and (b) loans on which the interest is computed on monthly unpaid balances (interest bearing loans). As of December 31, 1994, 77% of Century's consumer loans receivable were precompute loans. Permitted relevant effective rates for loans vary from 18% per annum to approximately 36% per annum with maximum allowable loans ranging from $2,500 to an unspecified amount. In general, Century charges the maximum rate permitted.

     If a borrower needs additional money before repaying his/her loan in full, Century's policy is to extend additional monies if the borrower's credit circumstances warrant. This is done by making a new loan in an amount sufficient to pay off the balance of the old loan and to supply the needed new money. The following table sets forth certain information regarding new and present borrowers:

                         	 New Borrowers         	        Present Borrowers

During                     		Gross           		                Gross
the Year	   Number   % of	   Amount    % of   Number  % o   Amount	  % of
Ended   	    of     Total     of      Total    of    Total   of      Total
December 31	Loans   Loans    Loans    Amount	 Loans	  Loans  Loans  Amount
       		                 	  (000)                     	     (000)

1990	        7,839  28.4%  $12,895    18.9% 19,805   71.6  $55,352     81.1%
1991	        7,954  25.9    14,170    18.2	 22,717   74.1   63,627     81.8
1992	       10,326  35.7    20,317	   26.6  18,583   64.3   56,188     74.3
1993	        8,074  21.6    19,276    17.7  29,381   78.4   89,779	    82.3
1994	       18,661  41.7    37,089    34.3  26,084	  58.3   70,901<F1> 65.7

<F1>
(1)	The gross amount of loans to present borrowers during 1994
	includes amounts lent to former borrowers of approximately
	8%.

Insurance Operations

     In conjunction with its consumer lending operations and where applicable laws permit, Century also makes credit life, accident and health, and property insurance products available to its customers. The insurance is carried through American Bankers Life Assurance Co. of Florida and American Bankers Life Insurance Co. of Florida.

     The following table sets forth the percentage of revenues from insurance operations attributable to accident and health, property, and credit life policies for the periods indicated:

          Year Ended       Accident    Credit    Credit
          December 31      & Health   Property    Life
           1990. . . . . .   46%         23%       31%
           1991. . . . . .   43          28        29
           1992. . . . . .   42          26        32
           1993. . . . . .   40          32        28
           1994. . . . . .   38          38        24

Lending Policies

     In conducting lending activities, it is the policy of Century to require a satisfactory credit history. Loans are made to individuals primarily on the basis of the borrower's income and are limited to amounts which the customer appears able to repay without hardship. Investigation of the credit worthiness of obligors is made by Century's personnel.
Although the Company may require borrowers to pledge collateral on consumer loans, such collateral is generally not pursued in the event of default. Sales finance and automobile contracts are generally collateralized, although the fair value of the collateral in the event of repossession has historically been significantly less than the book value of the contract. Real estate loans are secured by real property and are generally limited to a maximum of 75% of the property's unencumbered appraised market value at the date of the loan.

     Subject to governmental restrictions, Century makes loans secured by consumer goods for varying periods, with original contractual terms up to 3 years and not exceeding 4 years. Real estate loans secured by real property generally do not exceed 15 years. Century purchases sales finance contracts with original contractual terms generally not exceeding 3 years.

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

     Finance receivables are charged to the allowance for credit losses when they are deemed to be uncollectible but, in any event, all accounts (except for real estate secured loans) for which an amount aggregating a full contractual payment has not been received after six consecutive months are written off. Real estate secured loans are charged to the allowance for credit losses when a full contractual payment has not been received for twelve months unless the property has been foreclosed. Uncollectible accounts are handled as follows:

     Bankruptcy-Chapter 7 - The balance of the account will be charged off in the month following the first meeting of creditors if an acceptable reaffirmation has not been obtained.

     Bankruptcy-Chapter 13 - Any unsecured portion of the balance will be charged off in the month following the confirmation of any secured plan.

     Settlement - The balance of the account will be charged down to the settlement amount in the month following the agreed settlement.

     Repossession Deficiency - The deficiency balance will be charged off after the appropriate proceeds of the sale of security have been posted. The appropriate supervisor must warrant that there is limited potential for additional collection.

     The allowance for credit losses, in the opinion of management, is adequate to cover losses and expenses known through the end of the year. The credit loss experience of Century for each of the five years ended December 31, is set forth below:

			                       1994      1993       1992     1991        1990
Gross Charge-offs:
Amount	               $5,800,000 $5,032,000 $16,278,000 $13,412,000 $6,457,000
Percent of average
 gross
 receivables
 outstanding               4.80%     4.57% 	     15.30%     10.26%	      5.33%
Recoveries from loans
 charged off	           $449,000	 $1,964,000    $880,000	 $1,567,00	  $455,000

Net charge-offs (gross
 charge-offs less
 recoveries):

Amount	               $5,351,000 $3,068,000 $15,398,000 $11,845,00	 $6,002,000
Percent of average
 gross
 receivables outstanding    4.43%	     2.78	      14.47	       9.06%     4.95%
Provisions for credit
 losses
 charged to income    $5,519,000 $2,104,000 $12,988,000 $11,704,000 $4,323,000


     The following is a table of net receivables outstanding
(gross receivables less unearned finance charges), percent of allowance for credit losses to net receivables at year-end and net charge-offs at the dates indicated:

 		                                   % of
                           		    	Allowances for
	                 Net             Credit Losses   	 Net Charge-Off's
	December 31	Receivables	      to Net Receivables   	During the Year

	 1990	   	$104,073,000	             4.33%		           $6,002,000

	 1991		    108,523,000	             7.02		            11,845,000

	 1992		     80,767,000	             7.42		            15,398,000

	 1993	      95,113,000              5.35		             3,068,000

	 1994	    	110,554,000	             4.70	             	5,351,000


     A summary of delinquent consumer loan receivables (excluding sales finance contracts) as of December 31, 1990 through 1994 is set forth on the following page. The table includes accounts which have had no collections of principal, interest or charges for 60 days or more, classified as to the period during which the last collection was received.

        Age of
Delinquent Installments		    1994		      1993		     1992		   1991		     1990
60-89 days          	     $2,115,000		$1,646,000	$1,046,000	$843,000	$1,332,000
90-270 days	               2,931,000	  1,694,000	   386,000  	    -	  1,694,000
Total. . .		              $5,046,000		$3,340,000	$1,432,000	$843,000	$3,026,000

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

     A rule of the Federal Trade Commission permits a debtor to assert against a purchaser of a consumer credit contract, such as the sales finance contracts purchased by Century, all claims and defenses which the debtor could assert against the seller of the goods or services obtained by the debtor pursuant to the contract. Although Century has no direct recourse against the seller of such installment contracts, if problems with purchased contracts arise, it is common business practice and Century's history has demonstrated that the seller will exchange a more satisfactory sales finance contract for the problem one. Therefore, there has been no material impact on operations as a result of the rule. At December 31, 1994, approximately 19% of Century's receivables are from the purchase of sales finance contracts.

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

     (B) Contract between creditor and debtor must be limited once a bankruptcy case is filed;

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

Employees

     As of February 27, 1995, the Company had 293 employees.
The Company has no contract with any labor union representing its employees and there have been no organizing efforts of employees.


Item 2.  Properties

Location of Offices

     Century's business requires a relatively small investment in fixed assets. All offices occupied by Century are leased with terms of five years or less.

     The geographic distribution of Century's business on December 31, 1994 was as follows:


                 			Percent				                                     Percent
		                 	of Gross			                                    	of Gross
	State	    Offices	 Receivables	         State		    Offices	       Receivables
	Alabama      3	       5.87%	           Missouri	      2	             6.16%
	Colorado     2	       3.86	            Nebraska	      1             	1.34
	Florida      5        8.87	            Oklahoma	      2             	5.74
	Georgia     12       20.15	            South Carolina	1	             2.26
	Kansas       6       15.23	            Tennessee   	  5	             8.88
	Kentucky     1       	2.07		           Texas       	  4             13.04
	Louisiana    1       	1.44	            Utah          	1             	5.09
                                                      46            100.00%

Item 3.  Legal Proceedings


     Because the business of Century involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and compliance with state and federal consumer laws, Century and its subsidiaries are from time to time plaintiffs and defendants in numerous legal proceedings. Other than the cases listed below, CenCor, nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by Century and its subsidiaries or, if such proceedings constitute other than routine litigation, in which there is a reasonable possibility of an adverse decision which could have any material adverse effect upon the financial condition of the Company. There are no proceedings pending or, to the Company's knowledge, threatened by or on behalf of any administrative board or regulatory body which would materially affect or impair the right of Century to carry on any of its respective business.

     As previously reported, during 1991 a Century subsidiary was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which Century determined were fictitious. Century recorded a multi-million dollar loss in 1991 as a result of the fraudulent automobile contracts. At the time of the fraudulent scheme the Century subsidiary was insured by Lloyds of London for a maximum of $1,000,000 under a fidelity policy. Lloyds of London has offered to settle the claim for less than the full amount of the policy coverage. On April 22, 1994, the Century subsidiary filed suit in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, Hillsborough County, against Lloyds of London seeking recovery of $1,000,000 for breach of contract. The suit is presently in the discovery stage and a trial hearing date has not yet been set by the Circuit Court.

     On June 28, 1994, a Century subsidiary was named as a defendant, along with a number of other consumer finance companies, in a lawsuit filed in the Circuit Court of Jefferson
County, Alabama. The Century subsidiary was dismissed without prejudice from the case on September 9, 1994.

     The same Century subsidiary, along with virtually the same consumer finance companies named in the previous suit, was also named as a defendant on July 21, 1994, in a lawsuit styled Princess Nobels v. Associates Corporation of North America, et al. filed in the United States District Court for the Northern District of Alabama Southern Division. This is a class action lawsuit asserting claims relating to non-filing insurance filed against a number of consumer credit lenders, certain sellers of consumer products, and certain insurance companies. In this case, the Plaintiffs make claims for antitrust violations, fraud, violations of RICO, breach of contract, conversion, and Truth-in-Lending Act violations. Plaintiffs have asserted a conspiracy among the various defendants to restrain trade and fix prices and have asserted a purported nationwide class action of borrowers or purchasers who were charged for non-filing insurance. The plaintiffs' complaint seeks statutory and actual damages sustained by the plaintiffs, attorney fees and litigation costs, and such other relief deemed appropriate by the Court. The suit is currently in the discovery planning stage with a trial hearing date scheduled for mid-June. The Century subsidiary has denied the allegations presented in the suit and is actively defending the charges.

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

     On October 25, 1994, a number of the same defendants in the above-captioned action, including Century and its same subsidiary, were named as defendants in a lawsuit filed in the Circuit Court of Jefferson County, Alabama by certain alleged borrowers from the defendant creditor/lenders. In the action, styled Alfonzo Calloway, et al. v. Baker Furniture Company, et al., the plaintiffs allege that the defendants, including Century and its subsidiary, engaged in violations of the Alabama Mini Code and Alabama Small Loan Act, fraud, and civil conspiracy and request the certification of a state-wide class action. On March 8, 1995, the suit was removed from the Circuit Court and consolidated with the Princess Nobels case previously mentioned.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Stockholders on November 3,
1994, the entire incumbent Board of Directors was re-elected for another one-year term. The result of the vote for the Board of Directors was as follows:

                                FOR	     AGAINST  	ABSTAINED
Jack L. Brozman, Chairman	   1,075,221	     0       	5,499

Edward G. Bauer, Jr.		       1,076,298      0       	4,422

George L. Bernstein	        	1,076,351     	0	       4,369

Marvin S. Riesenbach		       1,076,407     	0       	4,313

     Additionally, the retention of Ernst & Young LLP as independent auditors for 1994 was approved. The result of the vote for retention of Ernst & Young LLP was as follows:

                              	 	FOR	   	AGAINST   	ABSTAINED
                              1,076,169   1,494      3,057

(The remainder of this page is intentionally blank.)

                           PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

     Until December 7, 1992, the Company's Common Stock was quoted on the NASDAQ National Market System (Symbol-CNCRE). Effective that date, the Common Stock was delisted from the NASDAQ National Market System because of CenCor's failure to meet the NASDAQ capital and surplus requirements. On December 4, 1992, the last date the Common Stock was quoted, the closing price was $.50 per share. Since that time, CenCor's stock has been quoted on an inter-dealer basis in the over-the-counter market on the OTC Bulletin Board. The range of high and low sales price as quoted on OTC Bulletin Board for each quarter of 1994 and 1993 is as follows:

                                    1993           1994

            Quarter Ended	      High	   Low	   High	    Low
            March 31           	1/2    	1/8     3/4	    1/2
            June 30       	     5/16   	1/8    13/16    1/2
       	    September 30       	3/8   	 3/16   	3/4    	1/2
       	    December 31        	3/4    	1/2     3/4   	9/16

     The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

     On February 27, 1995, the quoted bid price of the Common
Stock on OTC Bulletin Board was $0.5625.

     At February 27, 1995, CenCor had approximately 1,181 shareholders of record. No dividends have been paid on the common stock. Due to the current financial status of the Company it is unlikely that dividends will be declared or paid.

     In addition, the terms of Century's restructuring agreements eliminate Century's ability to pay dividends on its common stock other than in shares of Century. Accordingly, CenCor will not be entitled to receive cash dividends from Century until Century's restructured debt obligations have been paid-in-full.

Item 6.  Selected Financial Data

	                                               Year Ended December 31

                             		    	1994    	1993     	1992 		  1991   1990
Income Statement Data:
  (In thousands except per
   share amounts)
   Revenue:
 Earned discount, interest,
   and nce charges	              $25,505  $21,892  $24,023 $30,089   $27,131
 Insurance commissions          		 3,529   	1,145 	  1,782   2,088     2,043
                               			29,034   23,037   25,805  32,177    29,174
Provision for credit losses     		 5,519   	2,104  	13,156 	12,133     4,323
Operating expenses               	14,155   19,339   14,652  18,169    10,325
Interest expense, warrants        		 639     	513       --      --       	--
Interest expense, net       			   10,745    9,263   10,685  11,562    10,474
Operating income (loss)       			 (2,024)  (8,182) (12,688) (9,687)    4,052
Other income (loss):
 Gain on sale of finance
  receivable	                        517   	  944       --  		   -- 		    --
 Loss on sale of property and
  equipment	                         	(5)     (18) 	     --      --       --
 Proceeds from officers life
  insurance                           --        -- 		    --     652 	     --
		                                   512    	  926       --	    652 		    --
Income tax benefit (expense)    		    --	 	     --   	  336   	 687   (1,628)
Income (loss) from continuing
  operations	                     (1,512)   (7,256) (12,352) (8,348)   2,424

Discontinued operations:<F1>
 Income (loss) from
  operations<F5>                     --     	   --     (502)    111      815
 Loss on disposal<F5>          		    --    	    --   (3,699)   (340)      --
 Provision for credit losses on
  subordinated notes assumed by
  spun-off career training
  subsidiary<F5>                     -- 	      --	  (5,422)      --       --
 Income (loss) before extra-
  ordinary item                  (1,512) 	 (7,256) (21,975)  (8,577)   3,239

Extraordinary Item:
 Gain on restructuring of
  long-term debt                	     --  	 18,033	      -- 	     --      --
 Net income (loss)           		  $(1,512) 	$10,777	$(21,975) $(8,577)  3,239

Per Share Amounts:<F2>
 Income (loss) from continuing
  operations	                      $(.83)	  $(5.45) $(11.34)  $(7.66)  2.14
 Discontinued operations        		     --       --    (8.84)  	 (.21)   .72
 Extraordinary item             		     --    13.55      	--    	  -      --
 Net income (loss) applicable
  to common stock
  and common stock equivalents   		$(.83)  	 $8.10 	$(20.18)  $(7.87)  2.86

Weighted average common and
 common equivalent shares
 outstanding                  	1,815,080	1,331,058 1,089,048 1,089,718 1,134,581



Item 6.  Selected Financial Data (continued)

                                           Year Ended December 31

                		            		1994    	  1993     	1992      1991    1990

   	                               		         	         	      <C
Balance Sheet Data
 (End of Period):
 Net finance receivable     		$104,125    $88,972  	 $74,777  $100,905 $99,571
Total asset                 		 111,944   	 97,456  	 102,130	 	146,709 165,530

Indebtedness:<F4>
 Unsecured notes payable
  and commercial paper      	      --	         --	        --       491  17,508
 Direct financing lease
  obligations	                     --      	   -- 	       --	   14,115  16,374
 Long-term debt                99,407   	  96,925 	  108,321   116,657 106,913
 Borrowings under line
   of credit	                  13,693          --     	   --        --	     --
Stockholders' equity
 (deficit)<F3>                 (7,227)     (5,715)   (16,625)    5,350  14,057

<F1>
(1) During 1991 and 1992, the Company sold its temporary services division and the net assets of its equipment leasing company (see Note 3 to the financial statements).
<F2>
(2) Adjusted to reflect the one for five reverse stock split effected August 31, 1990.
<F3>
(3) The purchase of treasury stock reduced the consolidated stockholders' equity of the Company in 1991.
<F4>
(4)  See Notes 2, 6, and 7 of the financial statements.
<F5>
(5)  Amounts shown net of income taxes.

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


1994 Compared to 1993

     For the year ended December 31, 1994, the Company incurred a net loss of $1,512,000 as compared to a net loss before extraordinary item of $7,256,000 for 1993. The decrease in the net loss from December 31, 1993, to December 31, 1994, was attributable to an increase in revenue of $5,997,000 (26%) and a decrease in salaries and other operating expenses of $5,184,000 (27%). Offsetting this was an increase in the provision for credit losses of $3,145,000 (162%).

     Interest on finance receivables increased by $3,613,000 (17%) in the year ended December 31, 1994 as compared to 1993. The increase is primarily attributable to income derived from increased net finance receivables outstanding as a result of Century's emphasis on growth.

     Insurance commissions, which are earned on the sale of insurance upon origination of consumer and home equity loans, increased by $2,384,000 (208%) in the year ended December 31, 1994 as compared to 1993. The increase is partially a result of the increase in the outstanding finance receivables. In addition, during 1994 Century increased its emphasis on the sale of insurance products which further contributed to the increase in insurance commissions during the period. Century also renegotiated the terms with its' insurance carrier, which resulted in increased commissions earned from the sale of insurance.

     Salaries and other operating expenses for the year ended December 31, 1994 decreased from $19,339,000 to $14,155,000, a decrease of $5,184,000 or 27%. A reduction in operating expenses of $2,263,000 was realized as a result of the elimination and consolidation of several of Century's offices. In addition, the following expenses incurred in 1993 were absent or significantly reduced in 1994 and, therefore, also reduced operating expenses: temporary employment expense ($110,000), legal services ($290,000), audit and tax services ($173,000), computer conversion costs ($737,000), incentives toward the growth of Century's portfolio ($496,000), settlement with a former employee ($586,000), and relocation expenses ($124,000).

     The provision for credit losses increased from $2,104,000 to $5,519,000 for the year ended December 31, 1994. The increase in the provision for credit losses in 1994 is partially a result of the increase in net finance receivables. In addition, due to the establishment of a centralized location for the purposes of collecting charged off receivables during the fourth quarter of 1992, a large amount of delinquent receivables were charged off in the fourth quarter of 1992 and delivered to the centralized collection location to pursue further collection efforts. Although the centralized collection location was discontinued at the end of 1993, management has continued to focus on the collection of delinquent accounts directly by the branch offices. However, as a result of the centralized collection efforts and the low charge-off's during 1993, the amount of provision necessary to set the allowance at an adequate level for 1993 was reduced. The increase in the provision for credit losses in 1994 was necessary to bring the balance to appropriate levels for the existing portfolio mix and the provision is consistent with historical trends prior to 1993.

     As discussed earlier, a financial reorganization plan was confirmed by the U.S. Bankruptcy Court and approved by the majority of CenCor's noteholders and other creditors. The Company accounted for the reorganization as a troubled debt restructuring, whereby the New Notes were recorded at their net present value on August 30, 1993, using an estimated market discount rate of 16%. Interest on the New Notes is accruing monthly until the date of maturity of the New Notes on July 1, 1999. Interest expense on the New Notes for the year ended December 31, 1994 was $1,887,000. Century's net interest expense on long-term debt and line of credit for the year ended December 31, 1994 was $8,858,000. See Notes 6 and 7 to the financial statements for a further discussion of Century's interest expense.

     In addition, Century, in connection with its debt restructure on January 29, 1993, issued warrants to its noteholders to acquire 300,000 shares of Century common stock (see Note 6 to the financial statements). The value of the warrants in excess of the exercise price is being accrued as interest expense.

     During 1994 Century sold four of its branch offices and closed an additional three offices. Management determined that these locations were outside of its focused market area and the cost of operating the offices was not providing adequate benefits. The elimination of these branches will enable Century to focus on its more profitable and geographically desirable locations. The net gain on the sale of the four branches was $512,000 for the year ending December 31, 1994 as compared to a net gain from the sale of four branches and the centralized collection location in 1993 of $926,000.

     No provision for income tax was recorded in 1994.  See
Note 9 to the financial statements.


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

     Operating expenses increased by $4,687,000 (32%) to $19,339,000 for the year ended December 31, 1993. The increase was mostly due to additional costs incurred to improve the quality and effectiveness of Century's operations. Most of the increase in operating expenses occurred in the following categories: salary and employment expenses (44%), rent expense (30%), computer system conversion (100%), incentives toward the growth of Century's portfolio (68%), settlement with a former employee (100%), and relocation expenses (78%).

     Interest expense decreased slightly in the year ended December 31, 1993 from $10,685,000 at December 31, 1992 to
$9,263,000 at December 31, 1993. The decrease in the interest expense resulted from the restructuring of the outstanding long term debt (see Notes 2 and 6 to the financial statements).

     In addition, Century, in connection with its debt restructure on January 29, 1993, issued warrants to its noteholders to acquire 300,000 shares of Century common stock
(see Note 6 to the financial statements). The value of the warrants in excess of the exercise price is being accrued as interest expense

     As previously mentioned, Century sold four of its branch offices and its centralized collection location during 1993. The resulting gain from the sale of the branch receivables ($944,000) and the loss from the sale of the branch fixed assets ($18,000) was recorded as other income (loss) in the accompanying consolidated statement of operations.

     As a result of CenCor's reorganization plan (see Note 2 to the financial statements), CenCor issued New Notes, Convertible Notes, and stock to its noteholders. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. As a result of these transactions, an extraordinary gain of $18,033,000 was recorded.

     No provision for income tax was recorded in 1993.  See
Note 9 to the financial statements.

Liquidity and Capital Resources

Debt Availability

     Prior to 1992, Century historically funded its operations through borrowings. Between 1992 and 1994, Century's growth has been severely limited because of the unavailability of a credit facility.

     On April 1, 1994, Century obtained a $25 million revolving line of credit with Congress Financial Corporation ("Congress"). Borrowings under the line of credit are now being used by Century to provide working capital for the financing of its portfolio growth. Borrowings under the line of credit are fully secured by a first lien on all of Century's assets. Funds borrowed under the line of credit bear interest at 2% above the prime commercial interest rate, adjusted monthly. The line of credit expires on April 1, 1996, but is automatically renewable on a year-to-year basis unless terminated by either party. As of December 31, 1994, the outstanding balance on the line of credit was $13,693,000.

     Century's acquisition of the line of credit follows the restructuring of its debt and CenCor's debt restructuring. On January 29, 1993, after extensive negotiations with its major creditors, Century successfully completed its debt restructuring (see Note 6 to the financial statements). Prior to that date, Century had been in default on all its debt due to various covenant violations. The terms of Century's restructuring agreements provide certain limits on Century's ability to incur additional indebtedness.

Capital Obligations

     The Company has no significant obligations for capital purchases.

Defaults on Long-Term Debt

     At December 31, 1992, Century was in default of certain covenants in its long-term debt agreements. On January 29, 1993, Century entered into amendment and exchange agreements with the holders of its long-term debt (collectively the "Restructuring Agreements"), whereby the holders agreed to defer all principal payments until April 30, 1997. Additionally, many covenants of the debt agreements were amended. The covenants include, in part, maintaining net worth at certain minimum levels and limitations on indebtedness and payment of dividends.

     Pursuant to the Restructuring Agreements, all of Century's long-term debt will mature on April 30, 1997. However, certain scheduled principal installments as provided for in the original debt agreements are due prior to this date. In lieu of cash payment of the scheduled principal installments, Century will deliver Secured Deferred Payment Notes for the related senior debt and a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes for the related subordinated and junior subordinated debt. These notes will bear interest at a fixed rate equal to the rate on 4.5 year Treasury notes as of the installment due date, plus 2.25% (senior notes), 3.75% (subordinated notes) and 5% (junior subordinated notes).

     On March 30, 1995, the Restructuring Agreements were amended to relax certain financial ratios that Century is required to maintain during 1995. As more fully discussed below, Century granted to the lenders, as consideration for the amendment to the Restructuring Agreements, additional warrants ("Additional Warrants") to acquire up to 5% of Century's common stock on a fully diluted basis. Century is in compliance with all of the covenants in the Restructuring Agreements, including the amended financial ratios.

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

     In addition, the Company's 1991 income tax return is currently under examination by the IRS.

     As a result of the unresolved IRS examination, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial statement or federal income tax purposes.

Continuing Operations

     The Board of Directors of Century recently determined that it could be beneficial to CenCor and Century's creditors if Century was sold. Accordingly, Century has engaged the services of an investment banker for the purpose of locating potential purchasers for Century's consumer finance business. There can be no assurance that such an engagement will result in the location of a potential purchaser willing to acquire Century's business at a price and on terms acceptable to CenCor.

     The sale of Century may also be beneficial to CenCor as a result of the March 30, 1995 amendment to the Restructuring Agreements. As discussed above, as part of that amendment Century granted to the Century lenders the Additional Warrants. While the Warrants and the Additional Warrants permit Century's lenders to acquire up to 30% of Century's outstanding common stock for nominal consideration, the March 30, 1995 amendment to the Restructuring Agreements provides that in the event Century is sold in accordance with the terms and conditions contained in the amendment, the lenders will: (i) sell their Secured Notes to Century for an aggregate purchase price equal to the principal amount of the Secured Notes outstanding, together with accrued interest but excluding the prepayment premiums payable under the Restructuring Agreements; and (ii) surrender all the Warrants and Additional Warrants to Century without consideration. See Note 6 to the financial statements.

Item 8.  Financial Statements and Supplementary Data


                INDEX TO FINANCIAL STATEMENTS

                                                         	Page
CenCor, Inc.


Report of Independent Auditors . . . . . . . . . . . . . . . .	19


Consolidated Balance Sheets--At December 31, 1994 and 1993 . . 	20


Consolidated Statement of Operations--For the Years
     Ended December 31, 1994, 1993, and 1992 . . . . . . . . .	21


Consolidated Statements of Stockholders' Equity (Deficit)--For
  the Years Ended December 31, 1994, 1993, and 1992 . . . . . .	23


Consolidated Statements of Cash Flows--For the Years
     Ended December 31, 1994, 1993, and 1992 . . . . . . . . . 	24


Notes to Consolidated Financial Statements . . . . . . . . . . 	26

               Report of Independent Auditors

The Board of Directors and Stockholders
CenCor, Inc.


We have audited the accompanying consolidated balance sheets of CenCor, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenCor, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             Ernst & Young LLP




February 17, 1995
except for the last paragraph of
Note 6, as to which the date is
March 30, 1995


                                  CenCor, Inc.

                          Consolidated Balance Sheets

                                           December 31

	                                        	1994         		  1993

Assets
Cash and cash equivalents		  	           $1,033,000	       	$3,277,000
 Net finance receivables, less
   allowance for credit losses
   of $5,194,000 ($5,026,000 in 1993)	 	104,125,000       		88,972,000
 Property and equipment, net      	  	    2,154,000       		 1,742,000
 Unamortized debt issuance costs    	    	  667,000        	   225,000
 Other assets                     	     	 3,965,000        	 3,240,000
Total assets                   	       $111,944,000        $97,456,000


Liabilities and stockholders'
  equity (deficit)
 Accounts payable and accrued
  liabilities	                           $2,265,000	        $3,189,000
 Accrued interest - warrants      		      1,152,000           	513,000
 Unearned insurance commissions   		      2,654,000         	2,544,000
 Long-term debt                  		      99,407,000        	96,925,000
 Borrowings under line of credit  		     13,693,000               	-
Total liabilities               	      	119,171,000       	103,171,000


Stockholders' equity (deficit):
 Common stock, $1 par value,
  2,000,000 shares
  authorized, 1,240,498 shares
issued and outstanding					              1,241,000	         	1,241,000
 Paid-in capital                  		     2,805,000          	2,805,000
 Accumulated deficit           			     (11,273,000)	       	(9,761,000)
Total stockholders' deficit     		      (7,227,000)	       	(5,715,000)
Total liabilities and stockholders'
 equity (deficit)              			    $111,944,000        	$97,456,000

See accompanying notes.

CenCor, Inc.

Consolidated Statements of Operations

                                         			Year ended December 31

                               	  					1994		         1993        	1992

Finance charges and insurance
   commissions                       $29,034,000   	$23,037,000   	$25,805,000


Operating expenses:
 Operating expenses                  	14,155,000     19,339,000   		14,652,000
 Provision for credit losses 		       	5,519,000    		2,104,000   		13,156,000
 Interest expense, net      			       10,745,000    		9,263,000   		10,685,000
 Interest expense, warrants    	         639,000      		513,000   		        -
                                   			31,058,000   		31,219,000   		38,493,000
Operating loss           			          (2,024,000)  		(8,182,000  		(12,688,000)


Other income (loss):
 Gain on sale of finance receivables    	517,000        944,000           	  -
 Loss on sale of property and
 equipment                               	(5,000)	      (18,000)         	   -
                               		       	512,000      		926,000              -
Loss from continuing operations
 before income taxes and
 extraordinary item 	                 (1,512,000)  		(7,256,000)   (12,688,000)

Income tax benefit                           		-            		-   			  336,000

Loss from continuing operations
 before extraordinary item          			(1,512,000)  	(7,256,000) 		(12,352,000)

Discontinued operations:
 Loss from operations, net of taxes
  ($0 in 1992)                     	          	-            		-	  		  (502,000)
 Loss on disposal, net of tax
  benefits ($0 in                            		-              -  	  (3,699,000)
 Provision for credit loss on
  subordinated
  notes assumed by spun-off
  subsidiary, net of
  taxes ($0 in 1992)               		          -      		      -   		(5,422,000)

Loss from discontinued operations             	-            		-		  	(9,623,000)

Loss before extraordinary item       	(1,512,000)   		(7,256,000)		(21,975,000)

Extraordinary item:
 Gain on restructuring of
  long-term debt
  net of taxes ($0 in 1993)                  		-  			  18,033,000 	          -
Net income (loss)       			          $(1,512,000)     $10,777,000 $(21,975,000)

Weighted average common and common
 equivalent shares outstanding  		     1,815,080		      1,331,058    1,089,048

Earnings per share of common stock
 and common equivalent shares
 of stock:

  Loss per share from continuing
  operations   	                         $ (.83) 		       $(5.45)      $(11.34)

  Loss per share from discontinued
  operations 	                                -                -		       (8.84)

  Loss per share before extraordinary
  items                                    (.83)			        (5.45)       (20.18)

  Earnings per share from extraordinary
  item  	                                     -			          13.55			         -

  Earnings (loss) per share from net
  income   	                             $ (.83)			         $8.10  			 $(20.18)


See accompanying notes.

                            CenCor, Inc.

           Consolidated Statements of Stockholders' Equity

                        			Common Stock                      		Treasury Stock
                                         	                        Retained
                                 		                   Paid-In 	   Earnings
                   		          Shares		    Amount      Capital 	  (Deficit) 	  Shares		   Amount      	  Total
Balance at December 31, 1991	 1,360,458	 $1,360,000	 $6,574,000	  $1,437,000	  271,410		$(4,021,000)	  $5,350,000
  Net loss              	             -          	-         	 -		(21,975,000)   	    -            -   (21,975,000)

Balance at December 31, 1992	 1,360,458	  1,360,000	  6,574,000	 (20,538,000)	 271,410   (4,021,000)  (16,625,000)
  Net income             	            -      		   -       	   -		 10,777,000      	  -		          -		  10,777,000
  Cancellation of treasury
  stock	                       (271,410)	  (271,000)	(3,750,000)           -		(271,410)   4,021,000      	      -
  Issuance of common stock  	   151,450		   152,000    	(19,000)      	    -     	   -            -     		133,000

Balance at December 31, 1993	 1,240,498	  1,241,000	  2,805,000 	 (9,761,000)	       -		          -	 	 (5,715,000)
  Net loss               	            -           -           -   (1,512,000)  	     -     	     	-    (1,512,000)
Balance at December 31, 1994	 1,240,498	 $1,241,000	 $2,805,000	$(11,273,000) 	      -    $       -		 $(7,227,000)

See accompanying notes.

                        CenCor, Inc.

            Consolidated Statements of Cash Flows


                                            Year ended December 31

					                                  1994       		 1993          	1992
Operating Activities
Net income (loss)             		   $(1,512,000)	  $10,777,000   $(21,975,000)
Adjustments to reconcile net
 income (loss) to net cash
 provided by
 (used in) operating activities:
    Depreciation                	      269,000     		 191,000   		   113,000
    Amortization                	      372,000      		 95,000   		   335,000
    Discount accretion on
      long-term debt          		     2,026,000     		 641,000   		         -
    Provision for credit losses     	5,519,000    		2,104,000  		 13,156,000
    Loss from discontinued
      operations                      	      -           		 -   			9,623,000
    Gain on sale of finance
      receivables	                   (517,000)  		   (944,000)   		        -
    Deferred tax benefit              	     -           		  -  			  (336,000)
    Gain on restructure of debt     	       -  			(18,033,000)  		         -
    Changes in assets and
      liabilities:
      Accrued interest          	     456,000           	   -   			  388,000
      Accrued interest - warrants 	   639,000      		 513,000             	-
      Other assets and
        liabilities                (1,539,000)  		  1,164,000      6,696,000
Total adjustments             		    7,225,000 		  (14,269,000)  		29,975,000

Net cash provided by
 (used in) operating
 activities                   		    5,713,000  		  (3,492,000)  		 8,000,000


Investing activities
Finance receivables originated
 or purchased               		    (88,824,000)		  (91,842,000)  	(52,718,000)
Proceeds from finance receivables
  repaid or sold                 		68,669,000  		  76,487,000   		65,858,000
Capital expenditures, net      		    (681,000) 		  (1,338,000)  		  (515,000)
Cash used in discontinued
   operations   	                           -            		 -			    (671,000)
Proceeds from sale of
discontinued operations               	     -           		  -   			7,042,000
Proceeds from sale of other
 assets                                	    -          61,000      1,202,000

Net cash provided by (used in)
 investing activities       		    (20,836,000)		  (16,632,000)  		20,198,000

CenCor, Inc.

Consolidated Statements of Cash Flows (continued)


 	                                             Year ended December 31

                                	        1994         1993    		     1992
Financing Activities
Debt issuance costs       		          $(814,000) 		$         -  	$         -
Principal payments on long-term debt 	        -          		  -	   (7,731,000)
Net decrease in commercial paper     	        -          		  -	     (491,000)
Net borrowings under line of credit  	13,693,000 		          -	            -

Net cash provided by (used in)
  financing activities      		        12,879,000             -  		(8,222,000)

Net increase (decrease) in cash
  and cash equivalents      		        (2,244,000)  (20,124,000)   19,976,000
Cash and cash equivalents at
  beginning of year          		        3,277,000   	23,401,000    	3,425,000

Cash and cash equivalents at
  end of year			                      $1,033,000    $3,277,000   $23,401,000

Supplemental disclosures of cash flow information

Cash paid during the year for:
  Interest                  		       $8,061,000   		$9,010,000   $11,503,000




See accompanying notes.

CenCor, Inc.
Notes to Consolidated Financial Statements
December 31, 1994, 1993, and 1992


1.  Summary of Significant Accounting Policies

Basis of Presentation

CenCor, Inc. is essentially a holding company for its wholly-owned subsidiary, Century Acceptance Corporation ("Century"). On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court for the Western District of Missouri seeking protection under Chapter 11 of the United States Bankruptcy Code. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the bankruptcy court on August 30, 1993. As discussed further in
Note 2, on November 1, 1993, CenCor issued new notes and stock to its subordinated noteholders pursuant to the provisions of the plan. The filing did not involve Century.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CenCor, Inc., and its subsidiaries, (together, the "Company") all of which are wholly-owned. At December 31, 1994 and 1993, Century was the Company's only subsidiary.

The Company, through Century, is engaged in the consumer finance industry. Century provides consumer loans and real estate loans to individuals and purchases sales finance contracts. The Company also sells various insurance products including property, credit life, and accident and health insurance in conjunction with its consumer loan business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Finance charges on receivables are recognized as revenue using the interest method. Finance charge accruals are suspended on accounts more than three payments contractually past due. Once an account is suspended, finance charges are recognized on a collection basis.

Commissions from the sale of property, credit life, and accident and health insurance are recognized as revenue over the term of the loan.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


1.  Summary of Significant Accounting Policies (continued)

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

Management evaluates allowance requirements by examining current delinquencies, historical charge-off ratios, the characteristics of the accounts, the value of the underlying collateral and general economic conditions and trends. Management also evaluates the availability of dealer reserves to absorb finance receivable losses.

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

Dealer Reserves

As part of Century's financing of sales finance contracts and automobile portfolio purchases, agreements are commonly entered into with dealers, whereby reserves are established to protect Century from potential losses associated with such contracts. As part of the agreement, a portion of the proceeds due to the dealer is retained by Century as a reserve against potential losses on related loans. The unused portion of this reserve is typically refunded to the dealer. Century negotiates the amount of the reserves with the dealers based upon various criteria, one of which is the credit risk associated with the contracts being purchased.

Century purchases individual automobile contracts from dealers at a discount. Based upon projected loss experience, a portion or all of the discount is allocated to a nonrefundable reserve against which future credit losses will be applied. The remaining portion of the discount, after allocation to the nonrefundable reserve, is recorded as unearned finance charge and accredited into income using the interest method over the contractual life of the related receivables.

Depreciation and Amortization

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method.
Leasehold improvements are amortized ratably over the terms of the related leases.

Debt issuance costs are amortized over the term of the related debt using the straight line method.

Other Assets

Included in other assets at December 31, 1994 and 1993, is a $1,000,000 receivable from an insurance company in connection with a fidelity bond claim arising from the loss on fraudulent automobile contracts in 1991.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


1.  Summary of Significant Accounting Policies (continued)

Other Assets (continued)

Other assets at December 31, 1994 and 1993, also include a $750,000 note receivable related to the sale of Charter
Equipment Leasing (Charter) (Note 3).  Such note was repaid on
February 7, 1995.

Goodwill and Other Intangible Assets

In connection with sale of the Company's Temporary Services division and Charter in 1992, all remaining unamortized goodwill and other intangibles of $3,097,000 were netted against the sale proceeds. Amortization expense was $145,000 in 1992.

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

The expense allocations from the Company to Concorde were $328,000 in 1992. The expense allocations from the Company to LaPetite were $689,000 in 1992.

Management believes the allocations were reasonable and approximate the costs of services had they been obtained from unaffiliated parties.

Cash Equivalents

Cash equivalents consisted of money market funds and are stated at cost, which approximates market.

Reclassifications

Certain 1992 and 1993 amounts have been reclassified to conform to the 1994 presentation.

Dividend Restriction

CenCor has limited sources of funds from continuing operations. The terms of Century's debt restructuring (Note 6) eliminate Century's ability to pay dividends on its common stock other than in the stock of Century. Accordingly, CenCor will not be entitled to receive cash dividends from Century until Century's restructured debt obligations have been paid-in-full.

2.  Reorganization and Extraordinary Item

On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the Bankruptcy Court on August 30, 1993.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


2.  Reorganization and Extraordinary Item (continued)


Pursuant to the plan, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

      (i)  $600 principal amount of non-interest bearing New Notes
      (ii) $400 principal amount of non-interest bearing Convertible Notes
      (iii) 5.2817 shares of CenCor common stock, par value $1 per share

The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible Notes may be converted at the option of the holder, at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. The reorganization resulted in the issuance of $17,230,589 of New Notes, $11,487,060 of Convertible Notes, and 151,450 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company canceled 271,410 shares of treasury stock. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%. A market value of $0.125 was assigned to the issuance of the common stock. As a result of these transactions, an extraordinary gain of $18,033,000 was recorded.

3.  Discontinued Operations

Effective November 6, 1992, the Company sold substantially all the net assets of Charter in exchange for cash of $2,396,000, net of selling expenses of approximately $144,000, a promissory note in the amount of $750,000 and the buyer's assumption of certain liabilities. The promissory note is payable in full on November 5, 1995, including all accrued interest compounded monthly at a rate of 12% per annum. Net assets sold were approximately $6,969,000. The Company recorded a loss on disposal (net of income taxes) of $4,090,000 which is classified as discontinued operations in the accompanying consolidated statements of operations.

On February 7, 1995, the Company received approximately $768,000 from the buyer of Charter in full payment of its promissory note including accrued interest. At that time the Company and the buyer of Charter also entered into a Mutual Release which released the parties from various provisions under the original Asset Purchase Agreement of November 6, 1992, including all existing and future liabilities.

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

The loss from operations, net of applicable income taxes, for the Temporary Services division and Charter is classified as discontinued operations in the accompanying consolidated statements of operations. The net loss from discontinued operations is as follows:

                        CenCor, Inc.
   Notes to Consolidated Financial Statements (continued)

3.  Discontinued Operations (continued)

                                      			            December 31, 1992
         Revenue                      				               $10,803,000
         Expense                       				               11,305,000
         Loss from discontinued
           operations before income taxes			                (502,000)
         Income taxes applicable to discontinued
           operations  	                                           -
         Net loss from discontinued operations			          $(502,000)

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

On December 30, 1993, Concorde and the Company amended the Restructuring Agreement to provide that the Company would receive $8,390,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993 in the amount of $559,353. The receivables, which consist of accounts and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to the Company without recourse with the Company assuming all risk of non-payment of the receivables. The amendment grants the Company limited rights of substitution until such time as it collects $559,353 from the receivables, exclusive of out-of-pocket collection fees and expenses paid to third-parties. The Company has engaged a collection agent to pursue recovery of such receivables. The $559,353 accrued but unpaid interest is fully reserved in the accompanying consolidated balance sheet.

On November 15, 1994, Concorde and the Company executed a Second Amendment to the Restructuring Agreement to provide that the Company would receive an additional $15,000,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured debenture through December 31, 1994 in the amount of $500,231. The Second Amendment grants the Company the same rights of assignment and substitution for these receivables as provided for in the First Amendment. The Company has also engaged a collection agent to pursue recovery of these receivables. The $500,231 accrued but unpaid interest is fully reserved in the accompanying consolidated balance sheet.

The Company also agreed in the Second Amendment to the Restructuring Agreement to accept 300,000 shares of Concorde's cumulative preferred stock in exchange for the cancellation of $3,000,000 of the total $5,422,000 of original principal amount of the Junior Secured Debenture. Dividends on the cumulative preferred stock will be calculated on a quarterly basis from the date of issuance at an annual dividend rate equal to seventy-three percent of the then current interest rate on the Junior Secured Debenture. No value has been recorded for the cumulative preferred stock in the accompanying consolidated balance sheet.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


3. Discontinued Operations (continued)

Dividends will accumulate until the Junior Secured Debenture has been repaid in full. At that time, the accumulated dividends will be paid ratably over three years.

Upon retirement of the Junior Secured Debenture, dividends on the cumulative preferred stock will become payable currently at the Mark Twain Kansas City Bank prime rate plus 2 percent, up to a maximum rate of 12 percent.

4.  Finance Receivables

Finance receivables at December 31, 1994 and 1993, consisted of:

                                           1994               1993
Consumer loans                         $ 82,175,000  	     $78,951,000
Real estate loans                        13,924,000   	     13,560,000
Sales finance contracts                  25,374,000   	     25,258,000
Automobile contracts                     10,972,000   	      1,407,000

                                        132,445,000  	     119,176,000

Less:

 Unearned finance charges               (21,891,000) 	     (24,063,000)
 Allowance for credit losses             (5,194,000)   	    (5,026,000)
 Dealer reserves                           (384,000)	         (629,000)
 Nonrefundable reserve                     (851,000)	         (486,000)
Net finance receivables                $104,125,000  	     $88,972,000

Finance receivables may be originated at any one of Century's 46 branch offices or may be purchased. Century's branches are located in 14 states, primarily in the Midwest and the South. As of December 31, 1994, the five states with the largest concentration of net finance receivables are as follows:

               Georgia        $23,042,000
               Kansas          17,031,000
               Texas           14,423,000
               Florida         10,994,000
               Tennessee        9,331,000

The maximum term of finance receivables, other than real estate secured accounts, is four years, although Century generally restricts maturities to three years. The maximum term over which real estate loans are written is fifteen years. Contractual maturities at December 31, 1994, were estimated to be as follows:

                        CenCor, Inc.
   Notes to Consolidated Financial Statements (continued)


4.  Finance Receivables (continued)

                          		      1995      1996	    1997	    1998 and after
Consumer loans            		        61%   	  31%  	    8%   	      0%

Real estate loans         		        11%  	   11%   	  11%   	     67%

Sales finance and automobile
  contracts	                        54%  	   23%  	   12%	        11%

Experience of the finance industry indicates a substantial portion of finance receivables will be paid off or renewed prior to contractual maturity dates. Accordingly, the preceding table cannot be regarded as a forecast of future cash collections.

Although Century may require borrowers to pledge collateral on consumer loans, such collateral is generally not pursued in the event of default. Sales finance and automobile contracts are generally collateralized, although the fair value of the collateral in the event of repossession has historically been significantly less than the book value of the contract. Real estate loans are secured by real property and are generally limited to a maximum of 75% of the property's unencumbered appraised market value at the date of the loan.


5.  Credit Loss Experience

An analysis of the allowance for credit losses on finance receivables is as follows:

                                                   December 31
                              		    1994 		         1993      	     1992
Balance at beginning of year		    $5,026,000 	    $5,990,000 	    $7,618,000

Charge-offs               		      (5,800,000)  	  (5,032,000)	   (16,278,000)
Recoveries                   		      449,000    	  1,964,000 	       880,000
Net charge-offs           		      (5,351,000)  	  (3,068,000)	   (15,398,000)
Provision charged to continuing
 operations                		      5,519,000    	  2,104,000 	    12,988,000
Additions from purchases
 of bulk sales contracts           	       -            	  - 		      782,000
Balance at end of year    		      $5,194,000   	  $5,026,000 	    $5,990,000

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)
6.  Long-Term Debt

Long-term debt at December 31, 1994 and 1993, consisted of:

          					                                    1994      		     1993
Century Acceptance Corporation
Senior debt:
 Senior secured notes, 7% to 9.875%
  payable through April 30, 1997      		        $20,083,000		    $45,542,000
 Senior secured deferred payment notes,
  7.118% to 9.86%, due April 30, 1997   		       33,117,000		      7,658,000
Total Senior Debt                      		        53,200,000		     53,200,000

Subordinated debt:
 Senior Subordinated notes:
  Subordinated secured notes, 9.5% to 10.875%
  payable through April, 1997           	         6,720,000		      9,173,000
 Subordinated secured deferred payments notes,
  8.393% to 11.36%, due April 30, 1997  	         7,534,000		      5,430,000
 Subordinated secured compound PIK notes,
  8.393% to 11.36%, due April 30, 1997  	         1,617,000		      1,147,000
Junior subordinated notes:
 Junior subordinated secured notes, 10.75% to
  11.875%, payable through April 30, 1997	        4,050,000		      4,725,000
 Junior subordinated secured deferred payment
  notes, 9.868% to 12.61%, due April 30, 1997	    8,148,000		      7,637,000
 Junior subordinated secured compound PIK
  notes, 9.868% to 12.61%, due April 30, 1997	    3,451,000		      2,952,000

Total Subordinated Debt                		        31,520,000		     31,064,000
Total Century Acceptance Corporation   		       $84,720,000		    $84,264,000

CenCor, Inc.
Subordinated debt securities,
  due July 1, 1999	                              17,231,000		     17,231,000
 Less:  discount, 16%, effective rate  		        (8,419,000)		    (9,634,000)

Convertible debt securities,
  due July 1, 1999	                              11,487,000		     11,487,000
 Less:  discount, 16%, effective rate  		        (5,612,000)		    (6,423,000)

Total CenCor, Inc.                     		        14,687,000		     12,661,000

Total Companies                       		        $99,407,000		    $96,925,000

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)

On January 29, 1993, Century entered into Amendment and Exchange agreements with the holders of its long-term debt (collectively the "Restructuring Agreements"), whereby the holders exchanged their prior notes for new notes and the terms and covenants of the debt agreements were amended. Century must comply with various restrictive covenants which require the maintenance of certain financial ratios and other financial conditions. The Restructuring Agreements restrict Century's ability to pay dividends to CenCor.

Pursuant to the Restructuring Agreements, all of Century's long-term debt will mature on April 30, 1997. However, scheduled principal installments as provided for in the original debt agreements are due prior to this date (except for past-due installments as of January 29,1993, aggregating approximately $18.7 million, for which a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes were issued but are not due prior to April 30, 1997). In lieu of cash payment of the scheduled principal installments, Century has delivered Secured Deferred Payment Notes for the related senior debt and a combination of Secured Deferred Payment Notes and Secured Compound PIK Notes for the related subordinated and junior subordinated debt. These notes will bear interest at the then current rate on 4.5 year Treasury Notes as of the installment due date, plus 2.25% (senior notes), 3.75% (subordinated notes) and 5% (junior subordinated notes).

Interest is payable monthly under all of the notes, except for the Secured Compound PIK Notes, for which interest compounds monthly and is payable on April 30, 1997.

All of the notes issued are secured by a second priority lien and security interest in the assets of Century. The noteholders have agreed to subordinate their lien to providers of new secured lending (Note 7), provided that Century is in compliance with the conditions specified in the Agreements.

Century is required under the Restructuring Agreements to pay a prepayment penalty if Century pays off the notes in full prior to the April 30, 1997 maturity date. The amount of the prepayment penalty is dependent upon the rates at which the noteholders can reinvest the principal. Century is prohibited from making partial principal payments and from redeeming less than all of the notes.

Prior to the execution of the Restructuring Agreements, Century had scheduled principal installment payments due subsequent to April 30, 1997 of approximately $16,547,000. Pursuant to the Restructuring Agreements, the notes issued in exchange for these scheduled payments mature on April 30, 1997, at which time Century may be required to pay a premium based upon the rates at which the noteholders are able to reinvest the principal.

In consideration of the noteholders entering into the Restructuring Agreements, Century issued warrants (the "Warrants") to the noteholders to acquire 300,000 shares of Century's common stock which constitutes 25% of Century's common stock on a fully diluted basis. The Warrants vested on April 30, 1993 and expire on January 1, 2003. The exercise price of the Warrants is $.01 per share. Century has the right to call the Warrants in May 1997 if the notes have been paid in full. The noteholders can require Century to purchase (at a per share price based upon the greater of the fair value of the shares or equity value, equal to the book value of Century plus a 5% premium on net finance receivables) their Warrants and the shares obtained from the exercise of the Warrants [at the greater of their then current market value if an offer exists, or equity value (as defined)] after the notes are paid in full or upon the occurrence of certain events including the sale of substantially all of the assets of Century.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)

The value of the put Warrants in excess of the exercise price (the put adjustment) is accrued as interest expense over the period from the date of issuance to the earliest date the creditors may force Century to buy the Warrants (the put date). Changes in the highest redemption price after the date of issuance and before the earliest put date, including changes in interim periods, will be considered changes in accounting estimates and will affect the put adjustment on a prospective basis. Changes in the highest redemption price after the earliest put date will be recognized as interest expense in the current year.

The terms and provisions of the long-term debt of CenCor are described in Note 2 to the financial statements.

On March 30, 1995, the Restructuring Agreements were amended to modify certain financial ratios Century is required to maintain during 1995. Such ratios will revert back to more stringent requirements in 1996. In consideration of this amendment to the Agreements, Century agreed to deliver to the noteholders additional warrants (the "Additional Warrants") which constitute 5% of Century's common stock on a fully diluted basis. Also, the amendment provides for the noteholders to surrender all Warrants and Additional Warrants to Century for cancellation if Century is sold under certain conditions.

7.  Line of Credit

On April 1, 1994, Century entered into a $25,000,000 revolving line of credit. The commitment made under the agreement expires April 1, 1996, but may be extended annually for successive one year periods unless terminated by either party.
At December 31, 1994, borrowings outstanding under the facility totaled $13,693,000.

The line of credit is fully secured by a first lien on all of Century's assets. Century is required to remit all cash collections to the lender on a daily basis. The line of credit bears interest at a rate of 2% above the prime commercial rate plus .25% per annum on the unused portion of the facility. At December 31, 1994, the interest rate was 10.5%. The weighted average interest rate during the year was 9.92%.

8.  Earnings Per Share

As of December 31, 1994, 1993, and 1992, earnings per common share and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

For the years ended December 31, 1994 and 1993, the number of weighted average common share equivalents was increased under the assumption that all of the Convertible Notes were converted to common stock. As indicated in Note 2, the Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.

CenCor, Inc.
Notes to Consolidated Financial Statements (continued)


9.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The benefit for income taxes allocated to continuing operations for each of the three years ended December 31, 1994, 1993, and 1992 consisted of the following:

                					                    1994		       1993		        1992
Federal income taxes:

Other, net                        			     $--         	$--		      $(336,000)

                                  			     $--         	$--		      $(336,000)

A reconciliation of income tax benefit allocated to continuing operations to the amount computed using the statutory federal income tax rate is as follows:

            						                       1994         1993		        1992
Benefit at statutory rate (34%)				   $(514,000)	 $(2,467,000)	 $(4,314,000)
Estimated limitation of recognition
  of operating loss under applicable
  accounting principles  		             514,000		   2,467,000   	 3,978,000
Income tax benefit allocated to
 continuing operations     				       $       0		 $         0	   $ (336,000)

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

In addition, the Company's 1991 income tax return is currently under examination by the IRS.

As a result of the matters described above, management cannot precisely estimate the amount of the Company's net operating loss carryforward for financial reporting and income tax purposes and thus, the deferred tax assets which may exist. However, a valuation allowance would be required at December 31, 1994 and 1993 to fully offset the amount of any such assets. Accordingly, the present inability to estimate the net operating loss carryforward for income tax purposes has no impact on the consolidated financial statements.

                        CenCor, Inc.
   Notes to Consolidated Financial Statements (continued)


10.  Stock Option Plan

In March 1993, the Company's stock option plan was terminated and participants were paid $0.50 for each of the 5,380 options previously outstanding in exchange for a waiver of rights with respect to acquiring shares of CenCor common stock under the plan.

In 1993 the Company granted 90,000 phantom share options to certain officers and directors of the Company. For each option exercised, the holders will receive a cash payment equal to the excess, if any, over $1.00 per share of the greater of (i) the closing price of the Common Stock on the NASDAQ National Market
(as determined on the date the option is exercised), (ii) the stockholders' equity of CenCor at the end of its most recent fiscal quarter, and (iii) the aggregate distributions per share received by CenCor's stockholders in the event CenCor is liquidated. For the purposes of the phantom share option agreement, a merger or consolidation in which CenCor is not the surviving party or a transaction in which the CenCor stockholders receive cash or securities of another company in exchange for their CenCor shares shall be deemed to be a liquidation. The options automatically terminate (a) five years after such officer or director resigns, or is removed, or (b) on the date that said officer or director engages in certain misconduct under his employment agreement.

In 1994 the Company granted 55,000 Stock Appreciation Rights
(SARs) to certain directors and officers of the Company. The SARs permit the holders to receive a cash payment of the excess of the fair value of Century's stock at the date of exercise over the fair value of Century's stock as of the date of grant. The fair market value of Century's stock is determined by it's net assets (assets less liabilities) on the valuation date.

The officers and directors are entitled to payment only in the event of the sale of Century prior to December 31, 1998; upon termination of employment due to death, disability or involuntary termination; or upon continuous employment through December 31, 1998. The SARs are also subject to forfeiture if the officers or directors terminate employment with Century prior to January 1, 1999 for reasons other than death or disability; for termination due to cause; or for directly or indirectly participating in a entity which competes with Century. The plan also provides for the granting of an additional 55,000 SARs in March of 1995 provided that said officers and directors are still employed by Century or CenCor at that date.

An expense of $12,000 was recorded in 1994 related to the SARs.

11.  Employee Benefit Plan

The Company has a Profit-Sharing and 401(k) Retirement Savings Plan (the Plan) which covers all employees, age 21 or older, with one year of service. Participants may contribute from 1% to 20% of their annual compensation, with certain exclusions. The Company may make discretionary contributions. No contributions were made by the Company to the Plan in 1994, 1993, or 1992.

12.  Commitments and Contingencies

The Company has agreed not to compete with Charter in the equipment leasing business through November 1995.
Additionally, the Company has agreed not to engage in the business of temporary services for various terms, the longest of which extends through July, 1997.

The Company rents substantially all office space under leases expiring at various dates through 1999. Certain of the leases contain renewal options and/or obligations for occupancy expenses allocated to tenants. Total rent expense was $921,000, $946,000 and $980,000 in 1994, 1993, and 1992,
respectively. Aggregate minimum future rentals under these noncancelable operating leases at December 31, 1994, were as follows:

                1995         $  854,000
                1996            776,000
                1997            672,000
                1998            240,000
                1999             67,000
                             $2,609,000

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure


None.












 (The remainder of this page is intentionally blank.)

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

 The following tables sets for the names of the directors of the registrant and certain related information as of December 31, 1994. Each of the directors has been elected to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified.

     Name of      			Served       	      Principal Occupation for
    Director      			Since	 Age 	   Last Five Years and Directorships<F1>
Jack L. Brozman<F1>  1979  	44   	Chairman of the Board, President and Chief
                                  Executive Officer of CenCor and ConCorde
                                  Career Colleges, Inc. ("ConCorde") since
                                  June 1991.  Chief Executive Officer of
                                  Century from July 1991 to August 1992.
                                  Chairman of the Board and Treasurer, from
                                  June 1991 until July 23, 1993,	and
                                  President and Director, for more than five
                        	         years prior to July 23, 1993, of La Petite
                                  Academy, Inc. ("LaPetite").  Director of
                                  Century and ConCorde.

Edward G. Bauer,     1991	   66 	 Vice President and General Counsel of Phila-
  Jr. <F2><F3>                    delphia Electric Company for more than the
                                  five-year period prior to August 1988.
                                  Retired from this position at the end of
                                  August 1988.  Director of Continental Bank,
                                  Philadelphia, Pennsylvania for the five-
                                  year period prior to September 1992.

George L.
Bernstein<F2><F3>    1991 	  62  	Chief Financial and Administrative Officer
                                  of Howard Fischer Associates, Inc.
                                  (executive search firm) since October 1994.
                                  Chief Operating Officer of Dilworth,
                                  Paxson, Kalish & Kauffman, Philadelphia,
                                  Pennsylvania (law firm) from November 1991
                                  to September 1994.  Executive Partner/
                                  Chief Executive Officer of Laventhol &
                                  Horwath (national public accounting firm
                                  which filed for protection under the bank-
                                  ruptcy laws in November 1990) for more than
                                  five years prior to May 1990.  Director of
                                  R & B, Inc. (distributor of automotive
                                  parts).  Director of Century effective
                                  April 8, 1993.  Director of O'Brien
                                  Environmental Energy, Inc. effective March, 1994.

Marvin S.
Riesenbach<F2><F3>   1991  	 65 	 Executive Vice President and Chief Financial
                                  Officer of Subaru of America, Inc. for more
                                  than the five years prior to October 1990.
                                  Retired from this position at the end of
                                  October 1990.

<F1>
(1) Jack L. Brozman is the son of the late Robert F. Brozman and the sole executor of the Brozman Estate.
<F2>
(2)  Director effective July 1, 1991.
<F3>
(3)  Member of Special and Audit Committees beginning July 1,
     1991.  Elected to Executive Compensation Committee on
     August 21, 1991.

 The Board of Directors of the Company held five meetings and acted by unanimous written consent on one occasion during the last fiscal year. Standing committees, consisting of the Special Committee and the Audit Committee, held 15 meetings during the last fiscal year. The Executive Compensation Committee makes salary and bonus recommendations for certain executive officers. The Audit Committee oversees the work of CenCor's independent auditors. The Company's Board of Directors does not have a nominating committee. The Special Committee has the final authority to thoroughly investigate and report to the Board of Directors on certain matters concerning the misappropriation of CenCor's assets by CenCor's previous chairman of the board, Robert F. Brozman, or certain of his affiliated privately held companies. The Special Committee also has the power and authority to consider the adequacy of CenCor's internal controls and procedures and to investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

   In addition to Jack L. Brozman, the following persons also serve as executive officers of CenCor or Century.

     Name           		    Age 	   Principal Occupation for Last Five Years
Dennis C. Berglund  	      57	    Chief Executive Officer and President of
                  		              Century since June 1993.  Acting Chief
                  		              Executive Officer and President of Century
                  		              from April 1993 until June 1993.  Chief
                  		              Financial Officer, Executive Vice Presi-
                  		              dent and Chief Administrative Officer of
                  		              Imperial Thrift and Loan Association,
                  		              Burbank, California, from March 1988
                  		              through November 1992.  Experience
                  		              includes 24 years with Avco Financial
                  		              Services, an international consumer
                  		              finance company.

Patrick F. Healy	         42  	   Vice President-Finance, Treasurer
                            	     and Chief Financial Officer of CenCor
				                              and Chief Accounting Officer of CenCor since
				                              July 1991.  Chief Financial Officer of
                                 	Century from July 1991 to January
                                 	1995.  General partner in Equity
                                 	Analysts, a Kansas City, Missouri
                                 	based real estate investment
                                 	group, for more than the prior
                                 	five years.  Vice President,
                                 	Treasurer and Director of TSI
                            	     Holdings, Inc., a parent company
                            	     of a manufacturing enterprise,
                            	     from November 1989 through June 1991.

Randall J. Opliger  	     37	     Controller of CenCor and Vice President
                                		and Controller of Century since July 1992.
                                		Controller and member of Executive Com-
                                		mittee of Garsite/TSR, Inc., a Kansas
                                		City, Kansas manufacturing enterprise,
                		                from April 1990 to December 1991.
                                		Director of Finance of R.F.D. Travel
                                		Corp., Overland Park, Kansas from July
                                		1984 to March 1990.

William J. Turner	        59 	    Executive Vice President-Acquisitions and
                              				Administration of Century since January 1993.
                                 	Employed by Century in various management
                              				positions for approximately 31 years.

Disclosure of Delinquent Files

   Except as described below, the Company believes, based on information filed with the Company, that all reports required to be filed for the past two years with the Securities and Exchange Commission under Section 16 by the Companies executive officers, directors, and ten percent stockholders have been filed in compliance with applicable rules:

   Dennis C. Berglund failed to file an initial report on Form-3 with respect to his appointment as an executive officer of the Company in June 1993. A report on Form 5 disclosing the information required by Form 3 (and reporting no common stock ownership or transactions) was subsequently filed, on an untimely basis, with the Securities and Exchange Commission.

Item 11.  Executive Compensation.

Summary Compensation Table

   The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century, whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1994 for services in all capacities to CenCor and its subsidiaries in 1992, 1993, and 1994.

                                                                                  Long-Term
                                                                                 Compensation
                                                                                 ____________
                                                        Annual
                                                     Compensation                   Awards
                                         _______________________________________ ____________
                                                                   Other Annual
    Name and Principal                     Salary         Bonus    Compensation  Options/SARs
        Position                 Year        ($)           ($)         ($)          (#)
_____________________________________________________________________________________________
Jack L. Brozman, Chairman        1994    $134,800<F1>  $25,000<F2>               15,000<F3>
of the Board and Chief           1993    $129,800<F1>  $25,000<F2>               60,000
Executive Officer of CenCor      1992    $125,000<F1>

Patrick F. Healy, Vice           1994    $152,800                                10,000<F3>
President-Finance; Treasurer     1993    $161,000       $5,000<F4>              30,000
and Chief Financial Officer of   1992    $144,000
CenCor and Century and Chief
Accounting Officer of CenCor

Dennis Berglund, Chief           1994    $150,000                     $700<F5>  30,000<F3>
Executive Officer and            1993    $100,100                     $800<F6>
President of Century

<F1>
(1) Mr. Brozman also received compensation as an executive officer of ConCorde.
<F2>
(2) Mr. Brozman was awarded and paid a $25,000 cash bonus in 1993 in recognition of his excellent performance during 1992. Mr. Brozman was also awarded and paid a cash bonus in 1994 of $25,000 in recognition of his excellent performance in 1993. See "Executive Compensation and Certain Transactions--Executive Committee Report."
<F3>
(3)  "See "Executive Compensation--Option/SAR Grants in Last
     Fiscal Year."
<F4>
(4) Mr. Healy was awarded and paid a $5,000 cash bonus in 1993 in recognition of his excellent performance to the Company during 1992. Mr. Healy was also awarded a cash bonus in 1994 of $15,000 in recognition of his excellent performance to the Company during 1993. The $15,000 bonus was not paid until 1995. See "Executive Compensation and Certain Transactions--Executive Compensation Committee Report."
<F5>
(5)  Consists of the value of a leased automobile.
<F6>
(6) Consists of the value of a leased automobile and vacation earned as the result of a promotional program.

Option/SAR Grants in Last Fiscal Year

   The following table sets forth information as to stock appreciation rights granted by CenCor during 1994 to executive officers named in the Summary Compensation Table.

                                                                                          Potential Realizable
                                                                                   Value at Assumed
                                                                                   Annual Rates of
                                                                                 Stock Price Appreciation
                     Individual Grants                                            For Option Term<F2>
_________________________________________________________________________________________________________

                                    Percent of
                                    Total Options/
                                    SARs Granted      Exercise or
                     Options/SARs   to Employees      Base Price   Expiration
       Name          Granted (#)(1) in Fiscal Year      ($/Sh)        Date       5% ($)     10% ($)
___________________________________________________________________________________________________
Jack L. Brozman<F1>      15,000          27%            $13.72      12/31/98     $56,850    $125,70

Patrick F. Healy<F3>     10,000          18%            $13.72      12/31/95     $14,100    $28,800

Dennis Berglund<F1>      30,000          55%            $13.72      12/31/98     $113,700   $251,400

<F1>
(1) In 1994, CenCor approved stock appreciation rights for Messrs. Berglund and Brozman relating to appreciation in value of Century's common stock. Messrs. Berglund and Brozman were granted 30,000 and 15,000 stock apprecia-tion units, respectively, effective June 28, 1994.
     Under the Stock Appreciation Agreements that granted the rights, each executive was to further have been be entitled to a like number of stock appreciation units effective June 28, 1995 provided the executive was still employed by CenCor or Century at that time.
     Subsequently, these additional stock appreciation rights were granted as of March 1, 1995. The executive will receive cash compensation for his units at the earlier of his death, permanent disability, involuntary termina-tion of employment without cause or December 31, 1998, equal to the amount by which the per share value of Century Stock at such time (determined by a formula in the Agreement) exceeds a base amount of $13.72. If substantially all of the assets or stock of Century are sold prior to December 31, 1998, the amount to be paid to the executive would be equal to the amount by which the net liquidation recovery per share of Century exceeds the base amount. The base amount of $13.72 was selected by CenCor's Executive Compensation Committee as the estimated value per share of Century stock as of December 31, 1993. The stock appreciation rights terminate if (a) the executive terminates employment with Century prior to January 1, 1999, for reasons other than death or disability; (b) the executive is terminated for cause; or (c) the executive violates certain noncompetition obligations.
<F2>
(2) Using a base price of $13.72 per share, a 5% compound rate of return would result in a per share price of $15.13 and $17.51 at December 31, 1995 and December 31, 1998, respectively. Assuming a 10% compound rate of return, the per share price would be $16.60 and $22.10 on December 31, 1995 and December 31, 1998, respectively.
<F3>
(3) In 1994, CenCor also approved stock appreciation rights relating to Century's common stock for Mr. Healy. Mr. Healy was granted 10,000 stock appreciation units effective June 28, 1994 having the same terms and conditions as the stock appreciation rights granted to
     Messrs. Berglund and Brozman. Mr. Healy left the employment of the Company on January
     18, 1995. Mr. Healy was awarded 10,000 additional stock appreciation rights on March 1, 1995. In recognition of Mr. Healy's continuing consulting services to CenCor and Century and his service as CenCor's representative on the Board of Directors of Century, CenCor determined, subsequent to the termination of Mr. Healy's employment, that Mr. Healy's benefits under his stock appreciation rights should continue only with respect to a sale
     Century at any time on or before December 31, 1995.

Option/SAR Exercise and Fiscal Year-End Option/
SAR Value Table

   No option on stock appreciation rights were exercised by any of the named executive officers during 1994. The following table provides information with respect to the named executive officers concerning unexercised options held as of December 31, 1994.

                         # of Securities Underlying      Value of Unexercised In-the-Money
       Name          Unexercised Options/SARs at FY-End            SARs at FY-End
                         Exercisable  Unexercisable        Exercisable<F1>  Unexercisable<F2>
                         __________________________        ____________________________
Jack L. Brozman, CEO       60,000        15,000                NA            29,700
Patrick F.Healy            30,000        10,000                NA            19,800
Dennis Berglund                          30,000                 0            59,400

<F1>
(1) Based on the difference between the closing price of the Company's common stock on December 31, 1993 and the exercise price on the phantom share options.
<F2>
(2) Based on the difference between the base price of the stock appreciation rights and the estimated value of a share of Century common stock on December 31, 1994.

Compensation of Directors

   Each non-officer/director of CenCor is paid an annual retainer of $5,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

Employment Contracts, Termination of Employment and
 Change-In-Control Arrangements

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

   The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only person known to be a beneficial owner of more than five percent (5%) of any class of the Company's voting securities as of March 1, 1995.

                                Number of Shares and
    Name and Address            Nature of Beneficial
   of Beneficial Owner              Ownership<F1>           Percent of Class
_____________________________________________________________________________
Jack L. Brozman, Trustee             597,064<F2>               48.1%
Robert F. Brozman, Trust
1100 Main St.
Kansas City,
Missouri  64105

<F1>
(1) Nature of ownership of securities is direct. Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<F2>
(2) Does not include 34,344 shares held by Jack L. Brozman or 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Trust disclaims any beneficial interest.

   Under the terms of a Settlement Agreement between the Company and the Estate of Robert E. Brozman, all or a portion of the 597,064 shares held by the Robert F. Brozman Trust will be transferred to the Company on January 31, 1996. See "Certain Relationships and Related Transactions--Other Transactions".

   The following table sets forth, with respect to the Company's common stock (the only class of voting securities),
(i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of March 1, 1995.

                                  Number of Shares and
   Name and Address               Nature of Beneficial
  of Beneficial Owner                Ownership<F1>           Percent of Class
_______________________________________________________________________________
Jack L. Brozman, Trustee              631,408<F2>                 51%
Edward G. Bauer, Jr.                     ---                      ---
George L. Bernstein                      ---                      ---
Marvin S. Riesenbach                     ---                      ---
Directors and Officers
  as a Group                          631,408<F2>                 51%

<F1>
(1) Nature of ownership of securities is indirect. Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<F2>
(2) Includes 34,344 shares held by Jack L Brozman and 597,064 shares held by the Robert E. Brozman Trust. Does not include 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.

Item 13.  Certain Relationships and Related Transactions

Transactions with Concorde

   Concorde, a former CenCor subsidiary, continues to be indebted to CenCor as a result of a 1992 restructuring agree-ment between Concorde and CenCor (the "Restructuring Agreement"). Under the Restructuring Agreement, Concorde, which is in the business of operating proprietary vocational training schools, was released from an earlier agreement by which it assumed the obligations of CenCor to make principal and interest payments on CenCor's outstanding Series H 10% Notes. In consideration for releasing Concorde from this obligation, CenCor received from Concorde a Junior Secured Debenture in the principal amount of $5,422,000 (the amount of the principal and accrued interest on the Series H 10% Notes immediately prior to the execution of the Restructuring Agreement) and received Concorde's promise to pay an additional contingent payment to CenCor on July 31, 1997 in an amount equal to 25% of the market value of Concorde's outstanding common stock in excess of $3,500,000.

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

   On December 30, 1993, Concorde and Century amended the Restructuring Agreement to provide that CenCor would receive $8,390,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993 in the amount of $559,353. The receivables, which consist of accounts and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The amendment grants CenCor limited rights of substitution until such time as it collects
$559,353 from the receivables, exclusive of out-of-pocket collection fees and expenses paid to third-parties.
 On November 15, 1994, CenCor exchanged $3,000,000 in principal amount of the Junior Secured Debentures for 300,000 shares of Concorde's class A cumulative Preferred Stock, 10 cent par value (the "Preferred Stock") pursuant to the terms of a second amendment to the Restructuring Agreement (the "Second Amendment"). The balance of the Junior Secured Debenture remains outstanding. Under the Second Amendment, CenCor also agreed to accept an addition $15,000,000 of Concorde's written off receivables in full payment of accrued interest on the Junior Secured Debentures from January 1, 1994 through December 31, 1994, in the amount of $500,231. As with the December 30, 1993 Agreement amended the Restructuring

Agreement, the Second Amendment also grants CenCor limited rights of substitution until such time as it collects
$500,231 from the receivables, exclusive of out of pocket collection fees and expenses paid to third parties.

   The Preferred Stock provides for cumulative quarterly dividends from the date of issuance on an annual rate equal to 73% of the then current interest rates on the Junior Secured Debenture. Such dividends will accrue until such time as the Junior Secured Debenture has been paid in full, at which time they will be paid ratably over 12 fiscal quarters. After the retirement of the Junior Secured Debenture, the current dividends will become payable at a dividend rate equal to 2% above prime, provided that the annual rate shall not exceed 12% of the per share liquidation value of the Preferred Stock. The Preferred Stock has a liquidation preference of $10.00 per share, plus cumulative dividends. Concorde has agreed that it may not issue any Preferred Stock with rights or preferences superior to the Preferred Stock.

 Concorde previously reported that it had an ongoing dispute with the United States Department of Education ("DOE") concerning Concorde's compliance with DOE factors of financial responsibility and, therefore, its eligibility to participate in various student financial assistance programs. This dispute was resolved based on evidence Concorde met the standards. The DOE has since established more stringent standards that Concorde will be required to meet in the future. Concorde also reported that it is continuing legal proceedings and appeals related to the DOE's calculations of its cohort default rates. Rates exceeding certain limits could also restrict eligibility to participate in the financial assistance programs. Concorde has acknowledged that if its schools are not allowed to participate in these student financial assistance programs, the viability of Concorde's continuing operations would be in doubt.

   Because the outcome of Concorde's regulatory disputes cannot be predicted, there can be no assurance that Concorde will be able to perform its obligations under the Junior Secured Debenture or that CenCor will receive any additional payment based on the market value of Concorde's stock. Accordingly, Cencor has established a reserve in its consoli-dated financial statements in the full amount of the Junior Secured Debenture plus the receivables received in payment of the accrued but unpaid interest.

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

 Management believes that these transactions with Concorde have been made on no less favorable terms than could be ob-tained from unaffiliated third parties.

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

   Certain creditors, including the institutions referred to above (the "CIKC Lenders"), asserted claims against CenCor, among others, for actions taken by the late Robert F. Brozman, CenCor's former chairman, including the CIKC Loans. Although CenCor did not admit liability with respect to these claims, it executed a Continuing Guarantee of Collection with respect to liabilities flowing from the CIKC Loans as well as a Continuing Guarantee of Collection for Certain Creditors Previously Unsecured of up to $3 million for the benefit of certain unsecured creditors of the Estate of Robert F. Brozman.

   The Estate of Robert F. Brozman and the related Trust of Robert F. Brozman (collectively the "Brozman Estate"), Cor, and CIKC (collectively the "Indemnitors") executed an Indemnity Agreement (the "Indemnity Agreement") with CenCor in which the Indemnitors acknowledged that they were jointly and severally liable to repay the amounts due to the CIKC Lenders. The Indemnitors also agreed that they were jointly and severally liable to CenCor to the extent CenCor was obligated to pay any of the CIKC Loans or for any loss, damages or expense in connection with the CIKC Loans.

   CenCor was informed by the Brozman Estate that the estate paid in full, on March 31, 1994, all of the remaining outstanding debt related to the CIKC Loans and the other loans previously guaranteed by CenCor.

   The Company and the Brozman Estate have entered into a settlement agreement pursuant to which the claims of the Company against the Brozman Estate will be settled. Under the settlement agreement, the Company will release the Brozman Estate for all liability upon receipt of $600,000 in cash plus the transfer of all or a portion of the 597,064 shares of common stock held by the Robert F. Brozman Trust. The amount of stock to be transferred to the Company depends on the valuation of the stock on December 31, 1995. If the stock held by the Robert E. Brozman Trust is determined to have a value of $400,000 or less, the trust will transfer all of its stock to CenCor on or before January 31, 1996. If the stock is determined to have a value in excess of $400,000 then the trust will transfer to the Company on or before January 31, 1996 the number of shares of common stock held by the trust which equals the aggregate of $400,000 plus one-half the amount by which the year-end fair market value of the stock held by the trust exceeds $400,000. The probate court having juris-diction over the Brozman Estate approved the Settlement
Agreement on March 27, 1995.

                           PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and
          Reports on Form 8-K.

(a)   The following documents are filed as part of this Annual
      Report on Form 10-K.

      (A)    The following Consolidated Financial Statements of
             CenCor, Inc. and Subsidiaries are included in
             Item 8:

                 Consolidated Balance Sheets--At December 31, 1994 and 1993.

                 Consolidated Statements of Operations--For the years ended December 31, 1994, 1993, and 1992.

                 Consolidated Statements of Stockholders' Equity
                 (Deficit)--For the years ended December 31, 1994,
                 1993, and 1992.

                 Consolidated Statements of Cash Flows--For the years ended December 31, 1994, 1993, and 1992.

                 Notes to Consolidated Financial Statements.

      (B)    The following Consolidated Financial Statement
             Schedules of CenCor, Inc. and Subsidiaries are included in Item 14(d):

                 Schedule III--Condensed Financial Information of
                 Registrant (Parent Company Only).

                 Schedule VIII--Valuation and Qualifying Accounts and
                 Allowances.

     Schedules other than those referred to above have been omitted as not applicable or not required under the instructions contained in Regulations S-X, or the informa-tion is included elsewhere in the financial statements or notes thereto.

 (C)    Exhibits.
    Exhibit
    Number   Description
    ____________________
    2(a)     Plan of Reorganization (Incorporated by refer-
             ence--Exhibit 2(b) to the Company's Annual
             Report on Form 10-K for the year ended December
             31, 1992).

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

    4(c)     Composite Conform Copy Relating To: Century
             Acceptance Corporation Amendment and Exchange
             Agreement dated as of January 29, 1993 and Composite Conformed Copy of Amendment and Ex-change Agreement Regarding Century Acceptance
             Corporation Amendment and Exchange Agreement dated as of January 29, 1993 relating to the restructuring of Century Acceptance
             Corporation's outstanding indebtedness to All
             State Life Insurance Company, Inc., American
             Banker's Life Insurance Company of Florida,
             American Mutual Life Insurance Company,
             Continental American Life Insurance Company, The
             Lincoln National Life Insurance Company, Mutual
             Services Casualty Insurance Company, New England
             Mutual Life Insurance Company, Principal Mutual
             Life Insurance Company, Provident Mutual Life
             Annuity Company of America, Provident Mutual
             Life Insurance Company of Philadelphia, and
             Standard Insurance Company. (Incorporated by reference -Exhibit 4(d) to Company's Annual
             Report on Form 10-K for the year ended December
             31, 1992.)

    4(d)     Indentures between CenCor, Inc. and Commercial
             National Bank of Kansas City, N.A. dated April
             27, 1993 with respect to notes due 1999.
             (Incorporated by reference--Exhibit T3C to
             Company's Application on Form T-3; SEC file #22-
             24246.)

    4(e)     Indenture between CenCor, Inc. and Commercial
             National Bank of Kansas City, N.A. dated April
             27, 1993, with respect to convertible notes due
             1.999. (Incorporated by reference--Exhibit T3C to Company's Application on Form T-3; SEC file
             #22-24248.)

    4(f)     Third Amendment to Amendment and Exchange
             Agreement dated March 31, 1995.

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

    10(d) Restructuring, Security and Guaranty Agreement dated October 30, 1992 between and Dental
             Assistants, Inc., United Health Careers Insti-tute, Inc., Southern California College of
             Medical and Dental Assistants, Inc., Concorde
             Careers--Florida, Inc., Colleges of Dental and
             Medical Assistants, Inc. and Computer Career
             Institute, Inc. (Incorporated by reference --
             Exhibit 100) to Company's Annual Report on Form
             10-K for the year ended December 31, 1992.)

    10(e) Amendment to Agreement for Transfer of Assets and Assumption of Liabilities dated October 30,
             1992 between CenCor, Inc. and Concorde Career
             Colleges, Inc. (Incorporated by, reference--
             Exhibit 10(k) to Company's Annual Report on Form
             10-K for the year ended December 31, 1992.)

    10(f) Employment Agreement with Dennis C. Berglund dated June 28, 1993. (Incorporated by reference--Exhibit 10(g) to the Company's Annual
             Report on Form 10-K for the year ended December
             31, 1993)

    10(g)    First Amendment to Restructuring, Security and
             Guarantee Agreement between CenCor, Concorde,
             Minnesota Institute of Medical and Dental Assis-tance, Texas College of Medical and Dental
             Assistants, Texas College of Medical and Dental
             Assistants, Inc., United Health Careers
             Institute, Inc., Southern California College of
             Medical and Dental Assistants, Inc., Concorde
             Careers--Florida, Inc., College of Dental and
             Medical Assistants, Inc. and Computer Career
             Institute, Inc. dated December 30, 1993.
             (Incorporated by reference--Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

    10(h)    Stock Appreciation Agreement with Dennis
             Berglund dated August 29, 1994

    10(i) Stock Appreciation Agreement with Pat Healy dated October 4, 1994

    10(j) Stock Appreciation Agreement with Jack Brozman dated October 4, 1994

    10(k)    Minutes of Compensation Committee dated February
             7, 1995 relating to amendments to Stock
             Appreciation Agreements.

    10(l)    Mutual Release between First Portland
             Corporation, FP Holdings, Inc., and Leonard and
             Sharlene Ludwig, Arthur and Phyllis Levinson,
             CEL-CEN Corp. and CenCor, Inc. dated February
             14, 1995.

    10(m) Second Amendment to the Restructuring, Security and Guaranty Agreement between CenCor, Concorde,
             Minnesota Institute of Medical and Dental Assis-tance, Texas College of Medical and Dental
             Assistants, Texas College of Medical and Dental
             Assistants, Inc., United Health Careers
             Institute, Inc., Southern California College of
             Medical and Dental Assistants, Inc., Concorde
             Careers--Florida, Inc., College of Dental and
             Medical Assistants, Inc. and Computer Career
             Institute, Inc.  dated November 15, 1994.

    10(n) Subordination Agreement dated November 15, 1994 among Concorde Career Colleges, Inc., CenCor,
             Inc. and Mark Twain Kansas City Bank

    10(o)    Settlement Agreement dated March 27, 1995 among
             CenCor, Inc., Century Acceptance Corporation,
             Jack L. Brozman, Executor, and Jack L. Brozman,
             Trustee

    21       Subsidiaries of the Registrant.

    27       Financial Data Schedule.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ending December 31, 1994.

                              CENCOR, INC.
                         (Parent Company Only)
                               -------
       SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED BALANCE SHEETS

                      December 31, 1994 and 1993
                               ASSETS

                                              1994               1993
                                              ____               ____
Cash and cash equivalents                 $  809,000         $  986,000

Investments in and advances to
  subsidiaries                             6,106,000          5,614,000

Other assets                                 750,000            872,000
                                           _________          _________

                                          $7,665,000         $7,472,000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Long-term debt                           $14,687,000        $12,661,000

Other liabilities                            205,000            526,000

Stockholders' deficit                     (7,227,000)        (5,715,000)
                                           _________          _________

                                          $7,665,000         $7,472,000



                    See Notes to Consolidated Financial Statements
                 of CenCor, Inc. included elsewhere in this report.

                                      CENCOR, INC.
                                  (Parent Company Only)
                                         -------
                SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED STATEMENTS OF OPERATIONS

                              For the Years Ended December 31

                                              1994        1993       1992
                                          ______________________________________
Revenue                                   $  436,000   $  318,000    $  419,000

Expenses
  Salaries and other operating expenses      553,000      913,000     1,438,000
  Interest expense, net                    1,887,000    2,109,000     3,359,000
                                           _____________________________________

                                           2,440,000    3,022,000     4,797,000
                                           _____________________________________
Loss from continuing operations before
  income taxes, equity in undistributed
  income (loss) of subsidiaries and
  extraordinary item                      (2,004,000)  (2,704,000)   (4,378,000)

Income tax allocation                             --           --     1,646,000
                                           _____________________________________

Loss from continuing operations before
  equity in undistributed income (loss)
  of subsidiaries and extraordinary item  (2,004,000)  (2,704,000)   (2,732,000)

Equity in undistributed income (loss)
  of subsidiaries                            492,000   (4,552,000)   (9,620,000)
                                           _____________________________________
Loss from continuing operations before
  extraordinary item                      (1,512,000)  (7,256,000)  (12,352,000)

Loss from discontinued operations, net
  of income taxes                                  -            -    (9,623,000)
                                          ______________________________________

Net loss before extraordinary item       (1,512,000)   (7,256,000)  (21,975,000)

Gain on restructuring of long-term
  debt, net of taxes ($0 in 1993)                 -    18,033,000             -
                                          ______________________________________

Net income (loss)                       $(1,512,000)  $10,777,000  $(21,975,000)
                                          ______________________________________
Weighted average common and common
  equivalent share outstanding            1,815,080     1,331,058     1,089,048
                                          ______________________________________

Earnings per share of common share
  and common equivalent shares of
  stock:
    Earnings (loss) per share from
      continuing operations             $      (.83)    $   (5.45)   $   (11.34)
    Earnings (loss) per share from
      discontinued operations                     -             -         (8.84)
                                          ______________________________________
    Earnings (loss) per share before
      extraordinary item                       (.83)        (5.45)       (20.18)
    Earnings (loss) per share from
      extraordinary item                          -         13.55             -
                                          ______________________________________
    Earnings (loss) per share from net
      income                                   (.83)     $   8.10     $  (20.18)
                                          ______________________________________

                            See Notes to Consolidated Financial Statements
                           of CenCor, Inc. included elsewhere in this report.

                                           CENCOR, INC.
                                       (Parent Company Only)
                                              -------
                     SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     STATEMENT OF CASH FLOWS

                                 For the Years Ended December 31
                                               1994          1993           1992
                                              ______________________________________
Cash flows from operating activities:
  Net income (loss)                         $(1,512,000)  $10,777,000   $(21,975,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                        -             -         21,000
  Amortization of intangibles and
    debt expense                                      -             -        226,000
  Discount accretion on long-term debt        2,026,000       641,000              -
  Provision for credit losses                         -             -        168,000
  Provision for credit losses on
    subordinated notes assumed by
    spun-off subsidiary                               -             -      5,422,000
  Change in assets and liabilities:
    Accrued interest                                  -             -      1,274,000
    Investment in and advances to
      subsidiaries                                    -             -     16,656,000
    Income tax receivable                             -             -      2,494,000
    Gain on restructure of debt                       -   (18,033,000)             -
    Other assets and liabilities               (691,000)    6,007,000      4,069,000
                                              ______________________________________

      Total adjustments                       1,335,000   (11,385,000)    30,330,000
                                              ______________________________________
Net cash provided by (used in) operating
  activities                                   (177,000)     (608,000)     8,355,000
                                              ______________________________________
Cash flows from investing activities:
  Proceeds from sale of other assets                  -        61,000      1,202,000
                                              ______________________________________
Net cash flow provided by
  investing activities                                -        61,000      1,202,000
                                              ______________________________________
Cash flows from financing activities:
  Repayment of note payable                           -             -       (491,000)
  Principal payments under
    long-term debt                                    -             -     (6,536,000)
                                              ______________________________________

Net cash used in financing activities                 -             -     (7,027,000)
                                              ______________________________________
Net increase (decrease) in cash and
  cash equivalents                             (177,000)     (547,000)     2,530,000
Cash and cash equivalents at beginning
  of year                                       986,000     1,533,000       (997,000)
                                              ______________________________________

Cash and cash equivalents at end of year     $  809,000       986,000      1,533,000
                                              ______________________________________
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest                                 $        -    $        -     $2,085,000
                                              ______________________________________

                See Notes to Consolidated Financial Statements of CenCor, Inc.
                               included elsewhere in this report.

                                                            CENCOR, INC.
                                SCHEDULE VIII --VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                                Additions                                   Deductions
                                   _____________________________________________________________________

                                                                                             Net
                                                                                            Charge-Off    Balance
                                   Balance at   Charged to  Charged to                         of            at
                                   Beginning    Costs and     Other          Transfers      Receivables    End of
Description                        of Period     Expenses    Accounts        to Income      and Other      Period
___________                        _________    __________  __________       _________      ___________   ________
YEAR ENDED
 DECEMBER 31, 1994:

Allowance for credit losses
  on accounts receivable          $  595,000   $      ---  $   140,000    $        ---    $  314,000   $    421,000
Allowance for credit losses
  on finance receivables           5,026,000    5,519,000          ---             ---     5,351,000      5,194,000
Allowance for credit losses
  on Concorde note                 5,982,000          ---      500,000             ---     4,060,000      2,422,000
Unearned discount, interest
  and finance charges<F5>         25,178,000          ---   23,453,000<F1>   25,505,000          ---     23,126,000
YEAR ENDED
 DECEMBER 31, 1993:
Allowance for credit losses
  on accounts receivable             $70,000   $      ---  $   525,000     $       ---    $      ---    $    595,000
Allowance for credit losses
  on finance receivables           5,990,000    2,104,000          ---             ---     3,068,000       5,026,000
Allowance for credit losses
  on Concorde note                 5,588,000          ---      487,000          93,000           ---       5,982,000
Unearned discount, interest
  and finance charges<F5>         20,349,000          ---   26,721,000<F1>  21,892,000           ---      25,178,000
YEAR ENDED
 DECEMBER 31, 1992:
Allowance for credit losses
  on accounts receivable         $   366,000    $ 168,000   $     ---     $        ---    $   464,000<F2> $   70,000
Allowance for credit losses
  on finance receivables           7,618,000   12,988,000     782,000<F3>          ---     15,398,000      5,990,000
Allowance for credit losses
  on net investment in direct
  financing leases                   575,000       56,000         ---              ---        631,000<F4>        ---
Allowance for credit losses
  on Concorde note                       ---    5,588,000         ---              ---            ---      5,588,000
Unearned discount, interest
  and finance charges<F5>         24,659,000          ---   19,713,000<F1>   24,023,000            ---    20,349,000

<F1>
(1) Additions from purchases of bulk sale contracts and origination of finance notes receivable.
<F2>
(2)  Result from sale of the Temporary Services division.
<F3>
(3)  Additions from purchases of bulk sale contracts.
<F4>
(4)  Result from sale of certain Charter net assets.
<F5>
(5)  Includes dealer and nonrefundable reserves.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENCOR, INC.

                          By /s/    JACK L. BROZMAN
                                    Jack L. Brozman
                                    Chairman of the Board

                                    Date: April 17, 1995

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            Signature                     Date


By: /s/       JACK L. BROZMAN         April 17, 1995
              Jack L. Brozman
   (Chairman of the Board, Chief
  Executive Officer and Director)



By:/s/       PATRICK F. HEALY         April 17, 1995
             Patrick F. Healy
  (Vice President-Finance and
   Treasurer, Principal Financial
   Officer)



By:/s/      EDWARD G. BAUER, JR.    April 17, 1995
            Edward G. Bauer, Jr.
              (Director)



By:/s/       GEORGE L. BERNSTEIN   April 17, 1995
             George L. Bernstein
               (Director)



By: /s/      MARVIN S. RIESENBACH  April 17, 1995
             Marvin S. Riesenbach
               (Director)

                        EXHIBIT INDEX
   Exhibit
   Number    Description
   _______   ___________
   2(a)    Plan of Reorganization (Incorporated by reference--
           Exhibit 2(b) to the Company's Annual Report on Form 10-K
           for the year ended December 31, 1992).

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

   4(c)    Composite Conform Copy Relating To: Century Acceptance
           Corporation Amendment and Exchange Agreement dated as of January 29, 1993 and Composite Conformed Copy of
           Amendment and Exchange Agreement Regarding Century
           Acceptance Corporation Amendment and Exchange Agreement dated as of January 29, 1993 relating to the restructuring of Century Acceptance Corporation's outstanding indebtedness to All State Life Insurance
           Company, Inc., American Banker's Life Insurance Company of Florida, American Mutual Life Insurance Company,
           Continental American Life Insurance Company, The Lincoln
           National Life Insurance Company, Mutual Services Casualty
           Insurance Company, New England Mutual Life Insurance
           Company, Principal Mutual Life Insurance Company,
           Provident Mutual Life Annuity Company of America,
           Provident Mutual Life Insurance Company of Philadelphia, and Standard Insurance Company. (Incorporated by reference -Exhibit 4(d) to Company's Annual Report on
           Form 10-K for the year ended December 31, 1992.)

   4(d)    Indentures between CenCor, Inc. and Commercial National
           Bank of Kansas City, N.A. dated April 27, 1993 with respect to notes due 1999. (Incorporated by reference--
           Exhibit T3C to Company's Application on Form T-3; SEC file #22-24246.)

   4(e)    Indenture between CenCor, Inc. and Commercial National
           Bank of Kansas City, N.A. dated April 27, 1993, with respect to convertible notes due 1.999. (Incorporated by reference--Exhibit T3C to Company's Application on Form
           T-3; SEC file #22-24248.)

   4(f)    Third Amendment to Amendment and Exchange Agreement dated
           March 31, 1995.

   10(a)   Indemnity Agreement dated July 26, 1991 between the
           Company and the Indemnitors. (Incorporated by reference--
           Exhibit 2 to Report on Form 8-K dated July 29, 1991.)

   10(b)   First Amendment to Indemnity Agreement dated August 20,
           1991 between the Company and the Indemnitors. (Incorpo-rated by reference--Exhibit 1 to Report on Form 8-K dated
           September 3, 1991.)

   10(c)   Modification and Exchange Agreement and Lender Consent
           Stipulation dated August 1, 1991 between the Company, the
           Indemnitors, and certain CIKC Lenders. (Incorporated by reference--Exhibit 2 to Report on the Company's Form 8-K dated September 3, 1991.)

   10(d)   Restructuring, Security and Guaranty Agreement dated
           October 30, 1992 between and Dental Assistants, Inc.,
           United Health Careers Institute, Inc., Southern
           California College of Medical and Dental Assistants,
           Inc., Concorde Careers--Florida, Inc., Colleges of Dental and Medical Assistants, Inc. and Computer Career
           Institute, Inc. (Incorporated by reference -- Exhibit
           100) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

   10(e) Amendment to Agreement for Transfer of Assets and Assump-tion of Liabilities dated October 30, 1992 between CenCor, Inc. and Concorde Career Colleges, Inc. (Incorpo-rated by, reference--Exhibit 10(k) to Company's Annual
           Report on Form 10-K for the year ended December 31, 1992.)

   10(f)   Employment Agreement with Dennis C. Berglund dated June
           28, 1993. (Incorporated by reference--Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10(g)   First Amendment to Restructuring, Security and Guarantee
           Agreement between CenCor, Concorde, Minnesota Institute of Medical and Dental Assistance, Texas College of
           Medical and Dental Assistants, Texas College of Medical and Dental Assistants, Inc., United Health Careers
           Institute, Inc., Southern California College of Medical and Dental Assistants, Inc., Concorde Careers--Florida,
           Inc., College of Dental and Medical Assistants, Inc. and
           Computer Career Institute, Inc. dated December 30, 1993.
           (Incorporated by reference--Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1993)

   10(h)   Stock Appreciation Agreement with Dennis Berglund dated
           August 29, 1994

   10(i)   Stock Appreciation Agreement with Pat Healy dated October
           4, 1994

   10(j)   Stock Appreciation Agreement with Jack Brozman dated
           October 4, 1994

   10(k) Minutes of Compensation Committee dated February 7, 1995 relating to amendments to Stock Appreciation Agreements.

   10(l)   Mutual Release between First Portland Corporation, FP
           Holdings, Inc., and Leonard and Sharlene Ludwig, Arthur and Phyllis Levinson, CEL-CEN Corp. and CenCor, Inc.
           dated February 14, 1995.

   10(m)   Second Amendment to the Restructuring, Security and
           Guaranty Agreement between CenCor, Concorde, Minnesota
           Institute of Medical and Dental Assistance, Texas College of Medical and Dental Assistants, Texas College of
           Medical and Dental Assistants, Inc., United Health
           Careers Institute, Inc., Southern California College of
           Medical and Dental Assistants, Inc., Concorde Careers--
           Florida, Inc., College of Dental and Medical Assistants,
           Inc. and Computer Career Institute, Inc.  dated November
           15, 1994.

   10(n)   Subordination Agreement dated November 15, 1994 among
           Concorde Career Colleges, Inc., CenCor, Inc. and Mark
           Twain Kansas City Bank

   10(o)   Settlement Agreement dated March 27, 1995 among CenCor,
           Inc., Century Acceptance Corporation, Jack L. Brozman,
           Executor, and Jack L. Brozman, Trustee

   21      Subsidiaries of the Registrant.

   27      Financial Data Schedule.

                                                 Exhibit 4(f)


                      THIRD AMENDMENT
                             TO
              AMENDMENT AND EXCHANGE AGREEMENT


   This THIRD AMENDMENT TO THE AMENDMENT AND EXCHANGE AGREEMENT (the "Third Amendment"), dated and effective as of March 31, 1995 (except as otherwise provided hereinbelow), is made by and between Century Acceptance Corporation (the "Company"), and Allstate Life Insurance Company, American Bankers Life Assurance Company of Florida, American Mutual Life Insurance Company, Continental American Life Insurance Company, The Lincoln National Life Insurance Company, Mutual Service Casualty Insurance Company, New England Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Providentmutual Life and Annuity Company of America, Provident Mutual Life Insurance Company of Philadelphia, and Standard Insurance Company (collectively, the "Holders"). Capitalized terms not otherwise defined herein shall have those meanings as defined in the Amendment and Exchange Agreements (as defined below).

                       R E C I T A L S

   WHEREAS, the Company and each of the Holders entered into separate Amendment and Exchange Agreements, each dated as of January 28, 1993 (such agreements, as amended by the hereinafter-defined First Amendment and Second Amendment being hereinafter collectively referred to as the "Amendment and Exchange Agreements"), which provided, among other things, for warrants to be delivered to the Holders to purchase twenty-five percent (25%) of Pro Forma Shares of Common Stock of the Company for the exercise price of $.01 per share (the "Warrants"); and

   WHEREAS, the Company entered into that certain Indenture of Mortgage, Deed of Trust and Security Agreement dated as of January 28, 1993 (the "Indenture") by and between the Company and Trustee, as security for the Secured Indebtedness (as defined in the Indenture); and

   WHEREAS, the Amendment and Exchange Agreements and the Indenture were amended and revised pursuant to (i) that certain Amendment to the Amendment and Exchange Agreement and Indenture of Mortgage, Deed of Trust, Pledge and Security Agreement, by and between the Company, the Holders and the Trustee, dated July 30, 1993 (the "First Amendment") and (ii) that certain Amendment Agreement, by and between the Company and the Holders, dated as of March 1, 1994 (the "Second Amendment"); and

   WHEREAS, the parties hereto have agreed to make certain modifications to the Amendment and Exchange Agreements and have made certain other agreements with respect to the possible sale of the business and assets of the Company and its subsidiaries.

   NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and suffi-ciency of which are hereby acknowledged, it is hereby agreed as follows:

   1.  Reduction of Fixed Charge Coverage Ratios.

   Section 5.13 of each of the Amendment and Exchange
Agreements is hereby amended in its entirety so that the same shall henceforth read as follows:

   Section 5.13. Fixed Charge Coverage Ratio. The Company will keep and maintain the Fixed Charge Coverage Ratio for the fiscal periods set forth below at no less than:

                                                   FIXED CHARGE
          FISCAL PERIOD                           COVERAGE RATIO
     (a)  for the fiscal quarter ending                  50%
          March 31, 1993

     (b)  for the two consecutive fiscal                 55%
          quarter period ending June 30, 1993

     (c)  for the three consecutive fiscal               60%
          quarter period ending September 30, 1993

     (d)  for the four consecutive fiscal quarter
          period ending:

          (1) December 31, 1993                          62%

          (2) March 31, 1994                             75%

          (3) June 30, 1994                              85%

          (4) September 30, 1994                         95%

          (5) December 31, 1994                         100%

          (6) March 31, 1995                          89.41%

          (7) June 30, 1995                           93.56%

          (8) September 30, 1995                      97.07%

          (9) December, 31, 1995                     100.79%

     (e)  for each four consecutive fiscal              120%
          quarter period ending on March 31,
          1996 and thereafter

   2.  Modification of Definition of Fixed Charge Coverage
Ratio.

   The definition of "Fixed Charge Coverage Ratio" contained in Section 9.1 of each of the Amendment and Exchange Agree-ments is hereby amended in its entirety so that the same shall henceforth read as follows:

   "Fixed Charge Coverage Ratio" shall mean for each period for which a determination thereof is to be made, the result, stated as a percentage, derived by dividing Net Income Avail-able for Fixed Charges by Fixed Charges for such period; provided, however that for purposes of calculating the Fixed Charge Coverage Ratio for any fiscal quarter ending after January 1, 1995, "Net Income Available for Fixed Charges" shall not include (i) gains on the sale of any assets of the Company or its subsidiaries, nor (ii) any increase in Consolidated Net Income due to the reversing of contingency reserves.

   3.  Sale of the Company.

     (a) In the event, and only in the event, that the Company shall comply with each of the hereinafter-specified elements of the Time Schedule (as defined below) with respect to a Sale (as defined below), (x) the Company shall purchase, and the holders of the Secured Notes shall sell, concurrently with the consummation of the Sale, all of the Secured Notes then outstanding for an aggregate purchase price equal to the principal amount of the Secured Notes so outstanding, together with accrued interest to the date of purchase and other amounts which shall be payable under the Amendment and Exchange Agreements or Indenture (but not including any make-whole amount or other prepayment premium payable under the Amendment and Exchange Agreements or the Indenture which shall be waived by the holders) and
 (y) upon receipt of all amounts due to it pursuant to clause (x) of this Section 3(a), each holder of Warrants then outstanding shall surrender to the Company the Secured Notes and all Warrants held thereby (including those Warrants issued January 29, 1993 and those Warrants issued pursuant to Section 4 hereof), which Warrants shall be surrendered and cancelled without any consideration. The elements of the "Time Schedule" for the Sale are as follows:

         (i) the Company shall receive on or before June 1, 1995, a non-binding letter of intent entered into in good faith by and between the Company and a Qualified Buyer (as defined below) and relating to the consumma-tion of the Sale on or before September 30, 1995, and such letter of intent shall remain in full force and effect until the earlier to occur of (x) September 1, 1995 or (y) the execution and delivery of the agreement referred to in clause (ii) below;

         (ii) a definitive, binding and enforceable agreement shall be entered into in good faith by and between the Company and said Qualified Buyer on or before September 1, 1995, pursuant to which the Company and said Qualified Buyer shall agree to consummate the Sale on or before September 30, 1995, and said agreement shall remain in full force and effect until the earlier to occur of (x) September 30, 1995 or (y) the consummation of such Sale; and

         (iii) the Sale shall be consummated on or before September 30, 1995.

     (b) Subject to compliance by the Company with the requirements of Section 3(a), above, each of the holders of the Secured Notes hereby consents and agrees to the Sale in compliance with the elements of the Time Schedule. The parties hereto acknowledge and agree that time is of the essence in respect of the performance of this Third Amendment.

     (c) As used herein, (i) the term "Sale" shall mean the sale to a Qualified Buyer for a consideration which shall include cash in an amount (determined net of all expenses and other amounts which are for any reason not available for payment to the holders of the Secured Notes) sufficient to pay all amounts outstanding with respect to the Secured Notes (subject to the provisions of Section 3(a) above) of substantially all of the assets and business of the Company and its subsidiaries, and (ii) the term "Qualified Buyer" shall mean a Person which shall, at all relevant times, have the financial and legal ability to consummate the Sale.

     (d) Anything contained herein to the contrary notwith-standing, under no circumstances (i) shall any holder of Secured Notes or Warrants be deemed to be under any obligation to sell any Secured Notes or surrender any Warrants to the Company for cancellation other than upon the compliance by the Company with each of the elements of the Time Schedule or as otherwise provided in the Amendment and Exchange Agreements or the Warrants, (ii) shall any holder of Secured Notes be deemed to have consented or agreed to any sale of any assets or business of the Company or its Subsidiaries other than in compliance with the elements of the Time Schedule or (iii) shall any of the provisions of this Section 3 or any of the other provisions of this Third Amendment in any manner affect any rights or remedies of the holders of the Secured Notes upon the occurrence of any Default or Event of Default.

     (e) The payment of the purchase price payable to any holder for any Secured Notes purchased by the Company shall be made in the manner and to the address or account currently applicable to such holder under the provisions of the Amendment and Exchange Agreements or to such other address or account as said holder shall designate in writing to the Company.

     (f) If any Holder should transfer a Secured Note or Warrant, such Holder shall notify the transferee of the provisions of this Third Amendment, and in particular, the provisions of this Section 3, and such transferee must agree to be bound thereby.

     (g) Notwithstanding anything herein to the contrary, neither the Company or any of its subsidiaries is under any obligation to sell its assets.

   4.  Issuance of Additional Warrants.

   In consideration of the foregoing, the Company hereby agrees that it shall, on or prior to April 7, 1995, deliver to each holder of Warrants then outstanding (ratably, deter-mined by reference to the principal amount of Warrants held thereby on the date of such delivery), warrants entitling the holders thereof to purchase an aggregate of 5% of Pro Forma Shares of Common Stock (as defined in the form of Warrant attached as Exhibit "A" to the Amendment and Exchange Agreement but containing a legend referencing this Third Amendment and subject to adjustment as provided therein) of the Common Stock of the Company for the exercise price of $.01 per share, and otherwise in accordance with Section 1.5 of the Amendment and Exchange Agreement. In connection with such delivery, the Company shall provide to each recipient of said warrants such additional documents, legal opinions and other showings reasonably requested by such recipient or its counsel and relating to the authorization, issuance and delivery of said warrants.

   5.  Confidentiality.

   The Holders hereby agree that, prior to and on the Specified Confidentiality Date (as defined below), each such Holder shall use its best efforts to reasonably maintain the confidentiality of the contents of Sections 3 and 4 of this Third Amendment, the fact that the Company is seeking prospective purchasers and the contents of any such sale negotiations, in accordance with standards generally adhered to in the private placement industry; provided, however, that, anything herein to the contrary notwithstanding, any Holder may disclose or disseminate such information to: (a) such Holder's employees, agents, attorneys, consultants, directors and accountants in the course of the performance of their duties; (b) such Holder's subsidiaries;
(c) such third parties as such Holder may, in its discretion (which such Holder agrees will be exercised in a manner consistent with standards generally adhered to in the private placement industry), deem reasonably necessary or desirable in connection with or in response to (i) compliance with any law, ordinance or governmental order, regulation, rule, policy, subpoena, investigation, or regulatory authority request, or (ii) any order, decree, judgment, subpoena, notice of discovery or similar ruling or pleading issued, filed, served (x) by or under authority of any court, tribunal, arbitration board or any governmental or industry agency, commission, authority, board or similar entity,
(y) in connection with any proceeding, case or matter pending (or on its face purported to be pending) before any court, tribunal, arbitration board or any governmental agency, commission, authority, board or similar entity, or (z) in connection with any action by such Holder to enforce the obligations existing under the Secured Notes, the Amendment and Exchange Agreements, the Warrants or the Indenture;
(d) any prospective purchaser, securities broker or dealer or investment banker in connection with the resale or proposed resale by such Holder or any portion of the Secured Notes or Warrants and who shall have executed and delivered to the Company a letter to substantially the same effect as this
Section 5; (e) the National Association of Insurance Commissioners; or (f) any entity utilizing such information to rate or classify such Holder's debt or equity securities. As used herein, the term "Specified Confidentiality Date" shall mean the earliest to occur of (1) October 1, 1995,
(2) the abandonment by the Company of efforts to sell substantially all of the assets and business of the Company and its Subsidiaries in the manner contemplated in Section 3 hereof, (3) the date on which the Company shall default in the performance of any of its obligations under this Third Amendment or (4) the date on which such information shall have been publicly disclosed (other than by a Holder) so that such contents shall no longer be confidential.

   6.  Event of Default.

   The parties hereto agree that (i) any failure by the Company to make any payment required to be made pursuant to Sections 3 and 10 of this Third Amendment shall be deemed to constitute an Event of Default under Section 6.1(b) of the Amendment and Exchange Agreement and (ii) any failure by the Company to comply with any other provision of this Third Amendment shall be deemed to constitute an Event of Default under Section 6.1(e) of the Amendment and Exchange Agreement (without giving effect to the proviso contained in said
Section 6.1(e)).

   7.  Representation by Company.

   The Company hereby represents to each other party hereto that on the date hereof and after giving effect to this Third
Amendment, no Default or Event of Default has occurred and is continuing.

   8.  Sophistication and Investment Intent.

   The Holders have such knowledge and experience in financial affairs that the Holders are capable of evaluating the merits and risks of acquiring the additional Warrants. The Holders are acquiring the additional Warrants pursuant to this Third Amendment for the Holders' own account and not with a view to making any distribution of all or any part of the Warrants, it being understood, however, that the disposition of your property shall at all times be and remain in your control.

   9.  Execution in Counterparts.

   Two or more duplicate originals of this Third Amendment may be signed by the parties hereto, each of which shall be an original but all of which together shall constitute one and the same instrument. This Third Amendment will be effective as of the date set forth above, when counterparts have been executed by the Company and the holders of 100% of the Base Principal Amount of the Secured Notes then outstanding, and each set of counterparts which, collectively, show execution by each such party shall constitute one duplicate original.

   10. Fees and Expenses.

   All fees and expenses relating to the subject matter of this Third Amendment shall be paid by the Company.

   11. Governing Law.

   This Amendment Agreement shall be governed by and construed in accordance with Illinois law.

   12. Captions.

   The descriptive headings of the various Sections or parts of this Amendment Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

   If this Third Amendment is satisfactory to you, please so indicate by signing the acceptance at the foot of a counter-part of this Third Amendment and return such counterpart to the Company, and upon receipt by the Company of counterparts of this Third Amendment executed by the holders of 100% of the Base Principal Amount of the Secured Notes then outstanding, each of the Amendment and Exchange Agreements shall be amended as set forth above, but all other terms and provisions of the Amendment and Exchange Agreements shall remain unchanged and are in all respects ratified, confirmed and approved. If and to the extent that any of the terms or provisions of the Amendment and Exchange Agreements, as amended prior to the date hereof, are in conflict with or are inconsistent with any of the terms or provisions of this Third Amendment, this Third Amendment shall govern.

                              COMPANY:

                              CENTURY ACCEPTANCE CORPORATION


                              By: /s/ Randall J. Opliger

                              Its: Senior VP/Controller



      [THE REMAINDER OF THIS PAGE HAS BEEN LEFT BLANK]

    SIGNATURES OF THE HOLDERS ARE ON THE FOLLOWING PAGES

Accepted and Agreed To By:


                               HOLDERS:

                               ALLSTATE LIFE INSURANCE COMPANY


                               By:    /s/ Patricia W. Wilson
                                    _____________________________

                               Its: _____________________________


                               By:      /s/ Gary W. Fridley
                                    _____________________________

                               Its: Vice President


                               AMERICAN BANKERS LIFE ASSURANCE
                               COMPANY OF FLORIDA


                               By:     /s/ Robert L. Kisiel
                                    _____________________________

                               Its: Director of Investments


                               AMERICAN MUTUAL LIFE INSURANCE
                               COMPANY


                               By:      /s/ Roger D. Fors
                                    _____________________________

                               Its: Vice President, Fixed Income Investments

                               CONTINENTAL AMERICAN LIFE
                               INSURANCE COMPANY


                               By:        /s/ Dina Welch
                                    _____________________________

                               Its: Investment Officer


                               THE LINCOLN NATIONAL LIFE
                               INSURANCE COMPANY

                               By:  Lincoln National
                                    Investment Management Company,
                                    its Attorney in Fact


                               By:     /s/ David C. Patch
                                    ____________________________

                               Its: Vice President

                               MUTUAL SERVICE CASUALTY
                               INSURANCE COMPANY


                               By:     /s/ Ronald Kabiebe
                                    ___________________________

                               Its: Investment Officer, Securities


                               NEW ENGLAND MUTUAL LIFE
                               INSURANCE COMPANY


                               By:    /s/ Hanson C. Robbins
                                    ___________________________

                               Its: Senior Investment Officer

                               PRINCIPAL MUTUAL LIFE INSURANCE
                               COMPANY


                               By: /s/ Annette M. Masterson
                                   ____________________________

                               Its: Assistant Director-Securities
                                    Investment

                                By: /s/ Dora M. Everett
                                    ___________________________

                                Its: Counsel


                                PROVIDENTMUTUAL LIFE AND ANNUITY
                                COMPANY OF AMERICA


                                By:    /s/ Timothy P. Henry
                                     ___________________________

                                Its: Investment Officer



                                 PROVIDENT MUTUAL LIFE INSURANCE
                                 COMPANY OF PHILADELPHIA


                                 By: /s/ James D. Kestner
                                      __________________________

                                 Its: Vice President


                                 STANDARD INSURANCE COMPANY


                                 By:     /s/ Vicki R. Chase
                                      _________________________

                                 Its: Vice President - Securities

                        EXHIBIT 10(h)

                STOCK APPRECIATION AGREEMENT


   THIS AGREEMENT is made and entered into this 29th day of August, 1994, by and between CENCOR, INC., a Delaware corporation ("CenCor") and DENNIS BERGLUND ("Berglund").

   WITNESSETH:

   WHEREAS, Century Acceptance Corporation ("Century") is a wholly-owned subsidiary of CenCor;

   WHEREAS, CenCor directly benefits from the financial success of Century;

   WHEREAS, CenCor wishes to recognize and reward Berglund for his contributions to the present and future success of Century, encourage Berglund to contribute to the future success of Century, and retain the valuable services of Berglund for the benefit of CenCor; and

   WHEREAS, CenCor wishes to award, and Berglund wishes to accept, the award of stock appreciation units in accordance with this Agreement.

   NOW, THEREFORE, in consideration of the mutual promises, covenants, and agreements contained herein, the parties agree as follows:

   1. Award of Stock Appreciation Units. CenCor hereby awards Berglund thirty thousand (30,000) stock appreciation units ("Units") effective June 28, 1994. An additional thirty thousand (30,000) Units shall be awarded to Berglund on June 28, 1995, provided the Berglund is employed with Century on such date.

   2. Nature of Units. The Units shall be used solely as a device to determine the amount (if any) to be paid Berglund under this Agreement. The Units shall not constitute, or be treated as, property or a trust fund of any kind. All amounts at any time attributable to the Units shall be and remain the sole property of CenCor. Berglund's rights hereunder are limited to the right to receive cash as provided in this Agreement. The award of Units shall not create or give Berglund any rights as a shareholder of Century, including without limitation, dividend, voting or stock ownership rights.

   3.  Valuation of Units.

   (a) The parties agree the per Unit fair market value as of December 31, 1993, is Thirteen and 72/100 Dollars ($13.72) as calculated on Exhibit "A" to this Agreement, based upon a seven and one-half percent (7.5%) premium on net accounts receivable.

   (b) The per Unit fair market value as of a subsequent valuation date pursuant to Sections 5 or 7 shall be determined by mutual agreement of CenCor's Board of Directors and Berglund or his legal representative, executor or guardian, if Berglund is deceased or incapacitated (herein his "Legal Representative"), using the methodology set forth in Section 3(c). If the parties are unable to agree upon the per Unit fair market value, a valuation shall be performed at CenCor's expense by an independent third party appraiser jointly selected by CenCor's Board of Directors and Berglund (or his Legal Representative) using the methodology set forth in Section 3(c). If Berglund (or his Legal Representative) and CenCor's Board of Directors are unable to agree upon an appraiser, CenCor's Board of Directors and Berglund (or his Legal Representative) shall each select an appraiser and these two appraisers shall select the independent third party appraiser to perform the valuation. The valuation rendered by the independent third party appraiser shall be final and binding on all parties.

   (c) The fair market value of one Unit on a subsequent valuation date pursuant to Sections 5 or 7 shall be the fair market value of one share of the common stock of Century on that valuation date assuming a hypothetical sale of Century's assets or stock as further defined in this Section 3(c). In determining the fair market value, the assets and liabilities of Century shall be determined in accordance with generally accepted accounting principles, subject to the following:

       (1) Net accounts receivable shall be gross receivables minus unearned interest. For this purpose, deferred fees shall not be subtracted from gross receiv-ables in arriving at net accounts receivable.

       (2) Net accounts receivable shall be valued at their fair market value, assuming a premium of at least five percent (5%) and not more than fifteen percent
   (15%).

       (3) Cash and other receivables shall be reflected as assets, to be valued at face value minus reserves for uncollectibility of the other receivables.

       (4) Accounts receivable shall exclude retro commissions on insurance.

       (5) Fixed assets shall have no value and shall be treated as being sold as part of Century's receivables for no additional consideration.

       (6) Prepaid expenses shall be treated as having no value.

       (7) Reserve holdbacks for monies owed a dealer shall be treated as a liability of Century.

       (8) All liabilities of Century are to be included in the determination of fair market value.

       (9) The determination of fair market value shall be made on a pre-tax, pre-warrant basis.

       (10) Fair market value shall include as a liability the actual prepayment penalty on debt as of the applicable valuation date. For purposes of the December 31, 1993 valuation, the parties agree the prepayment penalty shall be deemed to be $3,000,000. For subsequent valuations, the prepayment penalty shall be adjusted to reflect the prepayment penalty in effect on the outstand-ing debt as of that valuation date.

       (11) Fair market value shall include as a liability the estimated costs and fees which would be incurred in the event CenCor sold substantially all of its stock in Century or Century sold substantially all of its assets. Such costs and fees shall include, without limitation, legal and accounting fees, brokerage fees, and lease termination expenses. For purposes of the December 31, 1993 valuation, the parties agree such fees shall be deemed to be $1,000,000. For subsequent valuations, such fees shall be the amount mutually agreed upon by the parties or established by the appraiser.

   4.  Events Triggering Berglund's Right to Payment.

   (a) As provided in Sections 5, 6 and 7 hereof, Berglund shall be entitled to payment under this Agreement upon the earliest of the following events:

       (1) Berglund's termination of employment due to his death or disability or termination by Century other than "for cause;"

       (2) the sale of Century as provided in Section 6;
   or

       (3) Berglund's continuous employment with Century through December 31, 1998.

   (b) Berglund shall be entitled to payments under the provisions of Section 5, 6 or 7; payments shall not be made under more than one (1) such Section. Payments shall be governed solely by Section 5, 6 or 7, as determined by the earliest occurrence of the event entitling Berglund to payment under this Agreement.

   5.  Payment Due to Death, Disability or Involuntary
Termination of Employment.

   (a) If Berglund's employment with Century is terminated prior to January 1, 1999 due to Berglund's death or disability, or is involuntarily terminated by Century other than "for cause," Berglund shall be entitled to benefits under this Section. In such event, CenCor shall pay to Berglund the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of the last month-end prior to such event multiplied by the number of Units awarded to Berglund under Section 1, subject to the ceiling set forth in Section 8.

   (b) Any payment required under Section 5(a) shall be made on the six (6) month anniversary after the occurrence of Berglund's death or disability or termination of his employment by Century other than "for cause", as applicable, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of the sixth month anniversary, CenCor will pay a preliminary amount mutually agreed upon by the parties to Berglund on the sixth month anniversary and any balance due Berglund under Section 5(a) shall be made on the twelfth month anniversary, subject to
Section 9.

   (c) Berglund shall have a "disability" for purposes of this Agreement only if Berglund has been unable for a period of three (3) consecutive months to perform his duties as an employee of Century due to a mental or physical illness or injury as documented by a licensed physician selected by CenCor's Board of Directors. For purposes of this Agreement, the disability shall be deemed to have occurred on the last day of the three (3) month period.

   (do For purposes of this Agreement, Berglund's employment is terminated "for cause" if such employment is terminated due to:

       (1) a conviction of, or a plea of guilty or nolo contendere by, Berglund to any felony or the commission of any fraud, embezzlement, theft, dishonesty or other criminal conduct; or

       (2) a material breach by Berglund of his Employment Agreement with Century dated June 28, 1993 or any subsequent employment agreement; or

       (3) gross negligence or material failure in the performance of employment duties assigned to Berglund by CenCor's or Century's Board of Directors.

   6. Payment Due to Century's Sale. If prior to December 31, 1998 CenCor sells substantially all of its stock in Century or Century sells substantially all of its assets, Berglund shall be entitled to benefits under this Section.
In such event, CenCor shall pay Berglund the difference between the per Unit fair market value as of December 31, 1993 and the per share liquidation value of the then issued and outstanding shares of Century common stock multiplied by the number of Units awarded to Berglund under Section 1, subject to the ceiling set forth in Section 8. For this purpose, liquidation value shall mean the net proceeds received by CenCor or Century, as the case may be, as a result of such sale less, in the case of an asset sale, any liabilities retained by Century. The amount payable under this Section 6 shall be paid to Berglund, subject to Section 9, in a single sum payment on the later of December 31, 1998 or thirty (30) days after the closing of the sale; provided, however, CenCor's Board of Directors may modify the time and form of payment if sales proceeds or a portion thereof are paid by the buyer to CenCor or Century after December 31, 1998. Any such modification shall be consistent with the time and form of payment by the buyer. If the closing of the sale of substantially all of Century's stock by CenCor or the sale of substantially all of Century's assets occurs prior to December 31, 1998, and CenCor's Board of Directors receives a legal opinion from its counsel or similar opinion from its independent auditors that prepayment of the amount due Berglund under this Section 6 will not give rise to "golden parachute payment" under Internal Revenue Code ("IRC")
Section 280G, as then amended or interpreted or under any similar IRC section, CenCor shall pay Berglund the amount due under this Section 6 on the sixth month anniversary of the closing of the sale.

   7. Payment Due to Continuous Employment. If Berglund has been continuously employed with Century from the date of this Agreement through December 31, 1998, and if payment is not otherwise due under Section 5 or 6 hereof, Berglund shall be entitled to benefits under this Section. In that event, CenCor shall pay Berglund the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of December 31, 1998, multiplied by the number of Units awarded to Berglund under Section 1, subject to the ceiling set forth in Section 8. CenCor shall make any payment required by this Section 7 on or before March 31, 1999, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of March 31, 1999, CenCor will pay a preliminary amount mutually agreed upon by the parties to Berglund on March 31, 1999 and any balance shall be paid as soon as practicable thereafter that the per Unit fair market value as of December 31, 1998 is determined under Section 3, subject to Section 9.

   8. Ceiling on Benefit Payments. In no event shall the aggregate payments to Berglund under this Agreement exceed the aggregate net income of Century for the fiscal years 1994 through the valuation date (which for purposes of Section 5 is the last month-end prior to Berglund's death, disability or involuntary termination of his employment without cause, for purposes of Section 6 is the closing date, and for purposes of Section 7 is December 31, 1998). If such valuation date is not a year end, the net income through such valuation date shall equal (i) net income for the fiscal year in which the valuation date arises, times (ii) the fraction of such fiscal year transpiring before such valuation date. Net income shall mean the after tax, pre-warrant net income of Century for book purposes determined in accordance with generally accepted accounting principles by Century's independent auditors.

   9. Deferral of Benefit Payment. Notwithstanding any provision herein to the contrary, the provisions of this
Section 9 shall apply if, due to the application of Section 162(m) of the Internal Revenue Code of 1986 ("Code"), CenCor or Century would be precluded from deducting for its taxable year the full amount of any compensation to Berglund or any payment required at the times provided in Section 5, 6 or 7 above. In such event, payment to Berglund hereunder shall be made at the times specified in Section 5, 6 or 7, as the case may be, but only to the extent a corresponding deduction is not precluded by Code Section 162(m). Any remaining balance shall be paid on the 30th day of CenCor's next-following taxable year to the extent not disallowable as a deduction under Code Section 162(m). Any still remaining balance shall be paid on the 30th day of each following taxable year of CenCor to the extent not disallowable as a deduction under Code Section 162(m).

   10. Forfeiture of Units.

   Berglund shall forfeit Units awarded under this Agreement, and any associated rights to payment hereunder, if:

       (1) Berglund terminates employment with Century prior to January 1, 1999, for reasons other than death or disability;

       (2) Berglund is terminated "for cause" as defined in Section 5(d); or

       (3) Berglund violates the provisions of Section
   13.

   11. Dilution. In the event of a stock split, stock dividend, reclassification, reorganization, or other capital adjustment of shares of common stock of Century, the number of Units awarded under Section 1 shall be adjusted in the same manner as shares of Century's common stock reflected by those Units would be adjusted. Any time money or assets are paid into Century as equity or new shares are issued, the formulas in Sections 5, 6 and 7 used to determine the amount of the payments to Berglund shall be adjusted to assure the formulas are fair to all parties.

   12. Payments Upon Death. If Berglund dies before receiving all amounts payable under this Agreement, the unpaid amounts shall be paid to Berglund's beneficiary or beneficiaries in accordance with this Section 12. Berglund may, by written instrument delivered to CenCor, designate primary and contingent beneficiaries to receive any amounts which may be payable hereunder following Berglund's death, and may designate the proportions in which such beneficiaries are to receive such payments. Berglund may change such designations from time to time in writing filed with CenCor. If Berglund fails to designate a beneficiary or all designated beneficiaries die before all payments hereunder are made, the remaining payment shall be made to Berglund's estate.


1

   13. Noncompetition.

   (a) Until Berglund receives full payment of any benefits provided in this Agreement, Berglund agrees that:
(1) Berglund will not, in any state of the United States in which Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultation of any corporation, company or other entity which directly or indirectly competes with Century; (2) Berglund will not disclose any confidential information of Century; and (3) Berglund will not recruit or hire any employee, consultant or contractor of Century to become an employee of or otherwise be associated with Berglund or any company or business with which Berglund is associated.

   (b) In order to receive any payment pursuant to Section
7, Berglund shall agree in writing that for a period of two
(2) years commencing on January 1, 1999 and terminating on December 31, 2000: (1) Berglund will not, in any state of the United States in which Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultant of any corporation, company or other entity which directly or indirectly competes with Century; (2) Berglund will not disclose any confidential information of Century; and (3) Berglund will not recruit or hire any employee, consultant or contractor of Century to become an employee of or otherwise be associated with Berglund or any company or business with which Berglund is associated.

   (c) Berglund acknowledges that a remedy at law for any breach of this Section would be inadequate and that Corporation shall, in addition to its other remedies at law or in equity, be entitled to injunctive relief. All of CenCor's remedies for the breach of this Section shall be cumulative and the pursuit of one remedy shall not be deemed to exclude any and all other remedies.

   (d) Berglund has carefully read and considered the provisions of this Section and, having done so, agrees that the restrictions set forth in this Section (including, but not limited to, the time period and scope of such restriction) are fair and reasonable and are reasonably required for the protection of the interests of CenCor, Century and their shareholders, directors, officers and other employees.

   (e) In the event that, notwithstanding the foregoing, any of the provisions of this Section shall be held to be invalid or unenforceable, the remaining provisions hereof shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts had not been included therein. In the event that any provision of this Section relating to time period, area of restriction, and/or scope shall be declared by a court of competent jurisdiction to exceed the maximum time period, area or scope such court deems reasonable and enforceable, said time period, area and/or scope of restriction shall be deemed to become and thereafter be the maximum time period, area and/or scope which such court deems reasonable and enforceable.

   14. Non-alienability. The rights of Berglund to the payment of benefits as provided in this Agreement shall not be assigned, transferred, pledged or encumbered or be subject in any manner to alienation or anticipation. Berglund may not borrow against his interest under the Agreement. No interest or amounts payable under the Agreement shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, whether voluntary or involuntary, including but not limited to, any liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of Berglund.

   15. No Employment Rights. Nothing contained herein shall be construed as conferring upon Berglund the right to continue in the employ of CenCor or Century as an executive or in any other capacity.

   16. Withholding Payroll Taxes. To the extent required by the laws in effect at the time payments hereunder are made, CenCor shall withhold from such payments any taxes required to be withheld for federal, state or local government purposes.

   17. Income Taxes. Berglund (or his beneficiary or estate) shall be solely responsible for the payment of all federal, state and local income taxes resulting from CenCor's payment of benefits pursuant to this Agreement.

   18. Successors and Assigns. The provisions of this Agreement are binding upon and inure to the benefit of CenCor, its successors and assigns, and Berglund, his beneficiaries, heirs, and legal representatives.

   19. Governing Law. This Agreement shall be subject to and construed in accordance with the laws of the State of Missouri.

   IN WITNESS WHEREOF, this Agreement has been executed the day and year first above written.

                              CENCOR, INC.
Attest:


 /s/ PATRICK F. HEALY         By:       /s/ JACK L. BROZMAN
_________________________             ____________________________

                              Title:  President

                              BERGLUND:



                                         /s/ DENNIS C. BERGLUND
                                      ____________________________

                                             Dennis Berglund

                         EXHIBIT "A"

                    VALUATION OF CENTURY

                      DECEMBER 31, 1993


ASSETS
     Sales Price of Accounts Receivable                 $ 95,888,000
          x Premium Factor                             x       1.075
                                                         ___________

                                                         103,080,000

     Cash                                                  2,300,000
     Other Accounts Receivable                             1,000,000
                                                         ___________

     Total Assets                                        106,380,000

LIABILITIES
     Long Term Debt                                       83,930,000
     Accounts Payable & Accrued Liabilities                2,997,000
     Reserve Holdback                                        564,000
     Estimated Prepayment Penalty                          3,000,000
     Estimated Cost of Sale                                1,000,000
     Accrued Interest on Long Term Debt                            *
     Unearned Insurance                                    2,544,000
                                                          __________

     Total Liabilities                                    94,035,000
                                                          __________

     Total Value                                          12,345,000
                                                          ==========

     Value per Share (900,000 Shares)                         $13.72
                                                              ======

NOTES:   * in accounts payable amount

                        EXHIBIT 10(i)

                STOCK APPRECIATION AGREEMENT


   THIS AGREEMENT is made and entered into this 4th day of October, 1994, by and between CENCOR, INC., a Delaware corporation ("CenCor") and PAT HEALY ("Healy").

   WITNESSETH:

   WHEREAS, Healy is the Vice President, Chief Financial
Officer and Treasurer of Century and CenCor;

   WHEREAS, Century is a wholly-owned subsidiary of CenCor;

   WHEREAS, CenCor directly benefits from the financial success of Century;

   WHEREAS, CenCor wishes to recognize and reward Healy for his contributions to the present and future success of CenCor and Century, encourage Healy to contribute to the future success of CenCor and Century, and retain the valuable services of Healy for the benefit of CenCor; and

   WHEREAS, CenCor wishes to award, and Healy wishes to accept, the award of stock appreciation units in accordance with this Agreement.

   NOW, THEREFORE, in consideration of the mutual promises, covenants, and agreements contained herein, the parties agree as follows:

   1. Award of Stock Appreciation Units. CenCor hereby awards Healy ten thousand (10,000) stock appreciation units ("Units") effective June 28, 1994. An additional ten thousand (10,000) Units shall be awarded to Healy on June 28, 1995, provided the Healy is employed with CenCor or Century on such date.

   2. Nature of Units. The Units shall be used solely as a device to determine the amount (if any) to be paid Healy under this Agreement. The Units shall not constitute, or be treated as, property or a trust fund of any kind. All amounts at any time attributable to the Units shall be and remain the sole property of CenCor. Healy's rights hereunder are limited to the right to receive cash as provided in this Agreement. The award of Units shall not create or give Healy any rights as a shareholder of Century, including without limitation, dividend, voting or stock ownership rights.

   3.  Valuation of Units.

   (a) The parties agree the per Unit fair market value as of December 31, 1993, is Thirteen and 72/100 Dollars ($13.72) as calculated on Exhibit "A" to this Agreement, based upon a seven and one-half percent (7.5%) premium on net accounts receivable.

   (b) The per Unit fair market value as of a subsequent valuation date pursuant to Sections 5 or 7 shall be determined by mutual agreement of CenCor's Board of Directors and Healy or his legal representative, executor or guardian, if Healy is deceased or incapacitated (herein his "Legal Representative"), using the methodology set forth in Section 3(c). If the parties are unable to agree upon the per Unit fair market value, a valuation shall be performed at CenCor's expense by an independent third party appraiser jointly selected by CenCor's Board of Directors and Healy (or his Legal Representative) using the methodology set forth in
Section 3(c). If Healy (or his Legal Representative) and CenCor's Board of Directors are unable to agree upon an appraiser, CenCor's Board of Directors and Healy (or his Legal Representative) shall each select an appraiser and these two appraisers shall select the independent third party appraiser to perform the valuation. The valuation rendered by the independent third party appraiser shall be final and binding on all parties.

   (c) The fair market value of one Unit on a subsequent valuation date pursuant to Sections 5 or 7 shall be the fair market value of one share of the common stock of Century on that valuation date assuming a hypothetical sale of Century's assets or stock as further defined in this Section 3(c). In determining the fair market value, the assets and liabilities of Century shall be determined in accordance with generally accepted accounting principles, subject to the following:

       (1) Net accounts receivable shall be gross receivables minus unearned interest. For this purpose, deferred fees shall not be subtracted from gross receiv-ables in arriving at net accounts receivable.

       (2) Net accounts receivable shall be valued at their fair market value, assuming a premium of at least five percent (5%) and not more than fifteen percent
   (15%).

       (3) Cash and other receivables shall be reflected as assets, to be valued at face value minus reserves for uncollectibility of the other receivables.

       (4) Accounts receivable shall exclude retro commissions on insurance.

       (5) Fixed assets shall have no value and shall be treated as being sold as part of Century's receivables for no additional consideration.

       (6) Prepaid expenses shall be treated as having no value.

       (7) Reserve holdbacks for monies owed a dealer shall be treated as a liability of Century.

       (8) All liabilities of Century are to be included in the determination of fair market value.

       (9) The determination of fair market value shall be made on a pre-tax, pre-warrant basis.

       (10) Fair market value shall include as a liability the actual prepayment penalty on debt as of the applicable valuation date. For purposes of the December 31, 1993 valuation, the parties agree the prepayment penalty shall be deemed to be $3,000,000. For subsequent valuations, the prepayment penalty shall be adjusted to reflect the prepayment penalty in effect on the outstand-ing debt as of that valuation date.

       (11) Fair market value shall include as a liability the estimated costs and fees which would be incurred in the event CenCor sold substantially all of its stock in Century or Century sold substantially all of its assets. Such costs and fees shall include, without limitation, legal and accounting fees, brokerage fees, and lease termination expenses. For purposes of the December 31, 1993 valuation, the parties agree such fees shall be deemed to be $1,000,000. For subsequent valuations, such fees shall be the amount mutually agreed upon by the parties or established by the appraiser.

   4.  Events Triggering Healy's Right to Payment.

   (a) As provided in Sections 5, 6 and 7 hereof, Healy shall be entitled to payment under this Agreement upon the earliest of the following events:

       (1) Healy's termination of employment due to his death or disability or termination by CenCor and Century
   "without cause";

       (2) the sale of Century as provided in Section 6;
   or

       (3) Healy's continuous employment with CenCor or Century through December 31, 1998.

   (b) Healy shall be entitled to payments under the provisions of Section 5, 6 or 7; payments shall not be made under more than one (1) such Section. Payments shall be governed solely by Section 5, 6 or 7, as determined by the earliest occurrence of the event entitling Healy to payment under this Agreement.

   5.  Payment Due to Death, Disability or Involuntary
Termination of Employment.

   (a) If Healy's employment with CenCor and Century is terminated prior to January 1, 1999 due to Healy's death or disability, or is involuntarily terminated by CenCor and Century "without cause," Healy shall be entitled to benefits under this Section. In such event, CenCor shall pay to Healy the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of the last month-end prior to such event multiplied by the number of Units awarded to Healy under Section 1, subject to the ceiling set forth in Section 8.

   (b) Any payment required under Section 5(a) shall be made on the six (6) month anniversary after the occurrence of Healy's death or disability or termination of his employment by CenCor and Century "without cause", as applicable, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of the sixth month anniversary, CenCor will pay a preliminary amount mutually agreed upon by the parties to Healy on the sixth month anniversary and any balance due Healy under Section 5(a) shall be made on the twelfth month anniversary, subject to
Section 9.

   (c) Healy shall have a "disability" for purposes of this Agreement only if Healy has been unable for a period of three
(3) consecutive months to perform his duties as an employee of CenCor and Century due to a mental or physical illness or injury as documented by a licensed physician selected by CenCor's Board of Directors. For purposes of this Agreement, the disability shall be deemed to have occurred on the last day of the three (3) month period.

   (d) For purposes of this Agreement, Healy's employment is terminated for "cause" if such employment is terminated due to:

       (1) a conviction of, or a plea of guilty or nolo contendere by, Healy to any felony or the commission of any fraud, embezzlement, theft, dishonesty or other criminal conduct; or

       (2) a material breach by Healy of any employment agreement with CenCor or Century; or

       (3) gross negligence or material failure in the performance of employment duties assigned to Healy by CenCor's or Century's Board of Directors.

   6. Payment Due to Century's Sale. If prior to December 31, 1998 CenCor sells substantially all of its stock in Century or Century sells substantially all of its assets, Healy shall be entitled to benefits under this Section. In such event, CenCor shall pay Healy the difference between the per Unit fair market value as of December 31, 1993 and the per share liquidation value of the then issued and outstanding shares of Century common stock multiplied by the number of Units awarded to Healy under Section 1, subject to the ceiling set forth in Section 8. For this purpose, liquidation value shall mean the net proceeds received by CenCor or Century, as the case may be, as a result of such sale less, in the case of an asset sale, any liabilities retained by Century. The amount payable under this Section 6 shall be paid to Healy, subject to Section 9, in a single sum payment on the later of December 31, 1998 or thirty (30) days after the closing of the sale; provided, however, CenCor's Board of Directors may modify the time and form of payment if sales proceeds or a portion thereof are paid by the buyer to CenCor or Century after December 31, 1998. Any such modification shall be consistent with the time and form of payment by the buyer. If the closing of the sale of substantially all of Century's stock by CenCor or the sale of substantially all of Century's assets occurs prior to December 31, 1998, and CenCor's Board of Directors receives a legal opinion from its counsel or similar opinion from its independent auditors that prepayment of the amount due Healy under this Section 6 will not give rise to "golden parachute payment" under Internal Revenue Code ("IRC") Section 280G, as then amended or interpreted or under any similar IRC section, CenCor shall pay Healy the amount due under this Section 6 on the sixth month anniversary of the closing of the sale.

   7. Payment Due to Continuous Employment. If Healy has been continuously employed with CenCor or Century from the date of this Agreement through December 31, 1998, and if payment is not otherwise due under Section 5 or 6 hereof, Healy shall be entitled to benefits under this Section. In that event, CenCor shall pay Healy the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of December 31, 1998, multiplied by the number of Units awarded to Healy under
Section 1, subject to the ceiling set forth in Section 8. CenCor shall make any payment required by this Section 7 on or before March 31, 1999, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of March 31, 1999, CenCor will pay a preliminary amount mutually agreed upon by the parties to Healy on March 31, 1999 and any balance shall be paid as soon as practicable thereafter that the per Unit fair market value as of December 31, 1998 is determined under Section 3, subject to Section 9.

   8. Ceiling on Benefit Payments. In no event shall the aggregate payments to Healy under this Agreement exceed one third (1/3) of the aggregate net income of Century for the fiscal years 1994 through the valuation date (which for purposes of Section 5 is the last month-end prior to Healy's death, disability or involuntary termination of his employment without cause, for purposes of Section 6 is the closing date, and for purposes of Section 7 is December 31,
1998). If such valuation date is not a year end, the net income through such valuation date shall equal (i) net income for the fiscal year in which the valuation date arises, times
(ii) the fraction of such fiscal year transpiring before such valuation date. Net income shall mean the after tax, pre-warrant net income of Century for book purposes determined in accordance with generally accepted accounting principles by Century's independent auditors.

   9. Deferral of Benefit Payment. Notwithstanding any provision herein to the contrary, the provisions of this
Section 9 shall apply if, due to the application of Section 162(m) of the Internal Revenue Code of 1986 ("Code"), CenCor or Century would be precluded from deducting for its taxable year the full amount of any compensation to Healy or any payment required at the times provided in Section 5, 6 or 7 above. In such event, payment to Healy hereunder shall be made at the times specified in Section 5, 6 or 7, as the case may be, but only to the extent a corresponding deduction is not precluded by Code Section 162(m). Any remaining balance shall be paid on the 30th day of CenCor's next-following taxable year to the extent not disallowable as a deduction under Code Section 162(m). Any still remaining balance shall be paid on the 30th day of each following taxable year of CenCor to the extent not disallowable as a deduction under Code Section 162(m).

   10. Forfeiture of Units.

   Healy shall forfeit Units awarded under this Agreement, and any associated rights to payment hereunder, if:

       (1) Healy terminates employment with Century prior to January 1, 1999, for reasons other than death or disability;

       (2) Healy is terminated "for cause" as defined in
   Section 5(d); or

       (3) Healy violates the provisions of Section 13.

   11. Dilution. In the event of a stock split, stock dividend, reclassification, reorganization, or other capital adjustment of shares of common stock of Century, the number of Units awarded under Section 1 shall be adjusted in the same manner as shares of Century's common stock reflected by those Units would be adjusted. Any time money or assets are paid into Century as equity or new shares are issued, the formulas in Sections 5, 6 and 7 used to determine the amount of the payments to Healy shall be adjusted to assure the formulas are fair to all parties.

   12. Payments Upon Death. If Healy dies before receiving all amounts payable under this Agreement, the unpaid amounts shall be paid to Healy's beneficiary or beneficiaries in accordance with this Section 12. Healy may, by written instrument delivered to CenCor, designate primary and contingent beneficiaries to receive any amounts which may be payable hereunder following Healy's death, and may designate the proportions in which such beneficiaries are to receive such payments. Healy may change such designations from time to time in writing filed with CenCor. If Healy fails to designate a beneficiary or all designated beneficiaries die before all payments hereunder are made, the remaining payment shall be made to Healy's estate.

   13. Noncompetition.

   (a) Until Healy receives full payment of any benefits provided in this Agreement, Healy agrees that: (1) Healy will not, in any state of the United States in which CenCor or Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultation of any corporation, company or other entity which directly or indirectly competes with CenCor or Century; (2) Healy will not disclose any confidential information of CenCor or Century; and
(3) Healy will not recruit or hire any employee, consultant or contractor of CenCor or Century to become an employee of or otherwise be associated with Healy or any company or business with which Healy is associated.

   (b) In order to receive any payment pursuant to Section
7, Healy shall agree in writing that for a period of two (2) years commencing on January 1, 1999 and terminating on December 31, 2000: (1) Healy will not, in any state of the United States in which CenCor or Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultant of any corporation, company or other entity which directly or indirectly competes with CenCor or Century; (2) Healy will not disclose any confidential information of CenCor or Century; and (3) Healy will not recruit or hire any employee, consultant or contractor of CenCor or Century to become an employee of or otherwise be associated with Healy or any company or business with which Healy is associated.

   (c) Healy acknowledges that a remedy at law for any breach of this Section would be inadequate and that CenCor shall, in addition to its other remedies at law or in equity, be entitled to injunctive relief. All of CenCor's remedies for the breach of this Section shall be cumulative and the pursuit of one remedy shall not be deemed to exclude any and all other remedies.

   (d) Healy has carefully read and considered the provisions of this Section and, having done so, agrees that the restrictions set forth in this Section (including, but not limited to, the time period and scope of such restriction) are fair and reasonable and are reasonably required for the protection of the interests of CenCor, Century and their shareholders, directors, officers and other employees.

   (e) In the event that, notwithstanding the foregoing, any of the provisions of this Section shall be held to be invalid or unenforceable, the remaining provisions hereof shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts had not been included therein. In the event that any provision of this Section relating to time period, area of restriction, and/or scope shall be declared by a court of competent jurisdiction to exceed the maximum time period, area or scope such court deems reasonable and enforceable, said time period, area and/or scope of restriction shall be deemed to become and thereafter be the maximum time period, area and/or scope which such court deems reasonable and enforceable.

   14. Non-alienability. The rights of Healy to the payment of benefits as provided in this Agreement shall not be assigned, transferred, pledged or encumbered or be subject in any manner to alienation or anticipation. Healy may not borrow against his interest under the Agreement. No interest or amounts payable under the Agreement shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, whether voluntary or involuntary, including but not limited to, any liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of Healy.

   15. No Employment Rights. Nothing contained herein shall be construed as conferring upon Healy the right to continue in the employ of CenCor or Century as an executive or in any other capacity.

   16. Withholding Payroll Taxes. To the extent required by the laws in effect at the time payments hereunder are made, CenCor shall withhold from such payments any taxes required to be withheld for federal, state or local government purposes.

   17. Income Taxes. Healy (or his beneficiary or estate) shall be solely responsible for the payment of all federal, state and local income taxes resulting from CenCor's payment of benefits pursuant to this Agreement.

   18. Successors and Assigns. The provisions of this Agreement are binding upon and inure to the benefit of CenCor, its successors and assigns, and Healy, his beneficia-ries, heirs, and legal representatives.

   19. Governing Law. This Agreement shall be subject to and construed in accordance with the laws of the State of Missouri.

   IN WITNESS WHEREOF, this Agreement has been executed the day and year first above written.

                                 CENCOR, INC.
Attest:

   /s/ LISA M. HENAK             By:        /s/ JACK L. BROZMAN
_________________________                ____________________________

                                 Title:  President


                                 HEALY:



                                           /s/ PATRICK F. HEALY
                                         ___________________________

                                               Pat Healy

                         EXHIBIT "A"

                    VALUATION OF CENTURY

                      DECEMBER 31, 1993

ASSETS
     Sales Price of Accounts Receivable                    $ 95,888,000
          x Premium Factor                                x       1.075
                                                            ___________

                                                            103,080,000
                                                            ___________

     Cash                                                     2,300,000
     Other Accounts Receivable                                1,000,000
                                                            ___________

     Total Assets                                           106,380,000

LIABILITIES
     Long Term Debt                                         83,930,000
     Accounts Payable & Accrued Liabilities                  2,997,000
     Reserve Holdback                                          564,000
     Estimated Prepayment Penalty                            3,000,000
     Estimated Cost of Sale                                  1,000,000
     Accrued Interest on Long Term Debt                              *
     Unearned Insurance                                      2,544,000
                                                            __________

     Total Liabilities                                      94,035,000
                                                            __________

     Total Value                                            12,345,000
                                                            ==========

     Value per Share (900,000 Shares)                           $13.72
                                                                 =====


NOTES:   * in accounts payable amount

                STOCK APPRECIATION AGREEMENT


   THIS AGREEMENT is made and entered into this 4th day of October, 1994, by and between CENCOR, INC., a Delaware corporation ("CenCor") and JACK BROZMAN ("Brozman").

   WITNESSETH:

   WHEREAS, Brozman is the President and Chairman of the Board of Directors of CenCor and the Chairman of the Board of Directors of Century Acceptance Corporation ("Century");

   WHEREAS, Century is a wholly-owned subsidiary of CenCor;

   WHEREAS, CenCor directly benefits from the financial success of Century;

   WHEREAS, CenCor wishes to recognize and reward Brozman for his contributions to the present and future success of CenCor and Century, encourage Brozman to contribute to the future success of CenCor and Century, and retain the valuable services of Brozman for the benefit of CenCor; and

   WHEREAS, CenCor wishes to award, and Brozman wishes to accept, the award of stock appreciation units in accordance with this Agreement.

   NOW, THEREFORE, in consideration of the mutual promises, covenants, and agreements contained herein, the parties agree as follows:

   1. Award of Stock Appreciation Units. CenCor hereby awards Brozman fifteen thousand (15,000) stock appreciation units ("Units") effective June 28, 1994. An additional fifteen thousand (15,000) Units shall be awarded to Brozman on June 28, 1995, provided the Brozman is employed with CenCor or Century on such date.

   2. Nature of Units. The Units shall be used solely as a device to determine the amount (if any) to be paid Brozman under this Agreement. The Units shall not constitute, or be treated as, property or a trust fund of any kind. All amounts at any time attributable to the Units shall be and remain the sole property of CenCor. Brozman's rights hereunder are limited to the right to receive cash as provided in this Agreement. The award of Units shall not create or give Brozman any rights as a shareholder of Century, including without limitation, dividend, voting or stock ownership rights.

   3.  Valuation of Units.

   (a) The parties agree the per Unit fair market value as of December 31, 1993, is Thirteen and 72/100 Dollars ($13.72) as calculated on Exhibit "A" to this Agreement, based upon a seven and one-half percent (7.5%) premium on net accounts receivable.

   (b) The per Unit fair market value as of a subsequent valuation date pursuant to Sections 5 or 7 shall be determined by mutual agreement of CenCor's Board of Directors and Brozman or his legal representative, executor or guardian, if Brozman is deceased or incapacitated (herein his "Legal Representative"), using the methodology set forth in
Section 3(c). If the parties are unable to agree upon the per Unit fair market value, a valuation shall be performed at CenCor's expense by an independent third party appraiser jointly selected by CenCor's Board of Directors and Brozman (or his Legal Representative) using the methodology set forth in Section 3(c). If Brozman (or his Legal Representative) and CenCor's Board of Directors are unable to agree upon an appraiser, CenCor's Board of Directors and Brozman (or his Legal Representative) shall each select an appraiser and these two appraisers shall select the independent third party appraiser to perform the valuation. The valuation rendered by the independent third party appraiser shall be final and binding on all parties.

   (c) The fair market value of one Unit on a subsequent valuation date pursuant to Sections 5 or 7 shall be the fair market value of one share of the common stock of Century on that valuation date assuming a hypothetical sale of Century's assets or stock as further defined in this Section 3(c). In determining the fair market value, the assets and liabilities of Century shall be determined in accordance with generally accepted accounting principles, subject to the following:

       (1) Net accounts receivable shall be gross receivables minus unearned interest. For this purpose, deferred fees shall not be subtracted from gross receiv-ables in arriving at net accounts receivable.

       (2) Net accounts receivable shall be valued at their fair market value, assuming a premium of at least five percent (5%) and not more than fifteen percent
   (15%).

       (3) Cash and other receivables shall be reflected as assets, to be valued at face value minus reserves for uncollectibility of the other receivables.

       (4) Accounts receivable shall exclude retro commissions on insurance.

       (5) Fixed assets shall have no value and shall be treated as being sold as part of Century's receivables for no additional consideration.

       (6) Prepaid expenses shall be treated as having no value.

       (7) Reserve holdbacks for monies owed a dealer shall be treated as a liability of Century.

       (8) All liabilities of Century are to be included in the determination of fair market value.

       (9) The determination of fair market value shall be made on a pre-tax, pre-warrant basis.

       (10) Fair market value shall include as a liability the actual prepayment penalty on debt as of the applicable valuation date. For purposes of the December 31, 1993 valuation, the parties agree the prepayment penalty shall be deemed to be $3,000,000. For subsequent valuations, the prepayment penalty shall be adjusted to reflect the prepayment penalty in effect on the outstand-ing debt as of that valuation date.

       (11) Fair market value shall include as a liability the estimated costs and fees which would be incurred in the event CenCor sold substantially all of its stock in Century or Century sold substantially all of its assets. Such costs and fees shall include, without limitation, legal and accounting fees, brokerage fees, and lease termination expenses. For purposes of the December 31, 1993 valuation, the parties agree such fees shall be deemed to be $1,000,000. For subsequent valuations, such fees shall be the amount mutually agreed upon by the parties or established by the appraiser.

   4.  Events Triggering Brozman's Right to Payment.

   (a) As provided in Sections 5, 6 and 7 hereof, Brozman shall be entitled to payment under this Agreement upon the earliest of the following events:

       (1) Brozman's termination of employment due to his death or disability or termination by CenCor and Century "without cause";

       (2) the sale of Century as provided in Section 6;
   or

       (3) Brozman's continuous employment with CenCor or Century through December 31, 1998.

   (b) Brozman shall be entitled to payments under the provisions of Section 5, 6 or 7; payments shall not be made under more than one (1) such Section. Payments shall be governed solely by Section 5, 6 or 7, as determined by the earliest occurrence of the event entitling Brozman to payment under this Agreement.

   5.  Payment Due to Death, Disability or Involuntary
Termination of Employment.

   (a) If Brozman's employment with CenCor and Century is terminated prior to January 1, 1999 due to Brozman's death or disability, or is involuntarily terminated by CenCor and Century "without cause," Brozman shall be entitled to benefits under this Section. In such event, CenCor shall pay to Brozman the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of the last month-end prior to such event multiplied by the number of Units awarded to Brozman under Section 1, subject to the ceiling set forth in Section 8.

   (b) Any payment required under Section 5(a) shall be made on the six (6) month anniversary after the occurrence of Brozman's death or disability or termination of his employment by CenCor and Century "without cause", as applicable, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of the sixth month anniversary, CenCor will pay a preliminary amount mutually agreed upon by the parties to Brozman on the sixth month anniversary and any balance due Brozman under Section 5(a) shall be made on the twelfth month anniversary, subject to Section 9.

   (c) Brozman shall have a "disability" for purposes of this Agreement only if Brozman has been unable for a period of three (3) consecutive months to perform his duties as an employee of CenCor and Century due to a mental or physical illness or injury as documented by a licensed physician selected by CenCor's Board of Directors. For purposes of this Agreement, the disability shall be deemed to have occurred on the last day of the three (3) month period.

   (d) For purposes of this Agreement, Brozman's employment is terminated for "cause" if such employment is terminated due to:

       (1) a conviction of, or a plea of guilty or nolo contendere by, Brozman to any felony or the commission of any fraud, embezzlement, theft, dishonesty or other criminal conduct; or

       (2) a material breach by Brozman of any
   employment agreement with CenCor or Century; or

       (3) gross negligence or material failure in the performance of employment duties assigned to Brozman by CenCor's or Century's Board of Directors.

   6. Payment Due to Century's Sale. If prior to December 31, 1998 CenCor sells substantially all of its stock in Century or Century sells substantially all of its assets, Brozman shall be entitled to benefits under this Section. In such event, CenCor shall pay Brozman the difference between the per Unit fair market value as of December 31, 1993 and the per share liquidation value of the then issued and outstanding shares of Century common stock multiplied by the number of Units awarded to Brozman under Section 1, subject to the ceiling set forth in Section 8. For this purpose, liquidation value shall mean the net proceeds received by CenCor or Century, as the case may be, as a result of such sale less, in the case of an asset sale, any liabilities retained by Century. The amount payable under this Section 6 shall be paid to Brozman, subject to Section 9, in a single sum payment on the later of December 31, 1998 or thirty (30) days after the closing of the sale; provided, however, CenCor's Board of Directors may modify the time and form of payment if sales proceeds or a portion thereof are paid by the buyer to CenCor or Century after December 31, 1998. Any such modification shall be consistent with the time and form of payment by the buyer. If the closing of the sale of substantially all of Century's stock by CenCor or the sale of substantially all of Century's assets occurs prior to December 31, 1998, and CenCor's Board of Directors receives a legal opinion from its counsel or similar opinion from its independent auditors that prepayment of the amount due Brozman under this Section 6 will not give rise to "golden parachute payment" under Internal Revenue Code ("IRC")
Section 280G, as then amended or interpreted or under any similar IRC section, CenCor shall pay Brozman the amount due under this Section 6 on the sixth month anniversary of the closing of the sale.

   7. Payment Due to Continuous Employment. If Brozman has been continuously employed with CenCor or Century from the date of this Agreement through December 31, 1998, and if payment is not otherwise due under Section 5 or 6 hereof, Brozman shall be entitled to benefits under this Section. In that event, CenCor shall pay Brozman the difference between the per Unit fair market value as of December 31, 1993 and the per Unit fair market value as of December 31, 1998, multiplied by the number of Units awarded to Brozman under
Section 1, subject to the ceiling set forth in Section 8. CenCor shall make any payment required by this Section 7 on or before March 31, 1999, subject to Section 9; provided that, if for any reason such amount cannot be finally determined as of March 31, 1999, CenCor will pay a preliminary amount mutually agreed upon by the parties to Brozman on March 31, 1999 and any balance shall be paid as soon as practicable thereafter that the per Unit fair market value as of December 31, 1998 is determined under Section 3, subject to Section 9.

   8. Ceiling on Benefit Payments. In no event shall the aggregate payments to Brozman under this Agreement exceed fifty percent (50%) of the aggregate net income of Century for the fiscal years 1994 through the valuation date (which for purposes of Section 5 is the last month-end prior to Brozman's death, disability or involuntary termination of his employment without cause, for purposes of Section 6 is the closing date, and for purposes of Section 7 is December 31,
1998). If such valuation date is not a year end, the net income through such valuation date shall equal (i) net income for the fiscal year in which the valuation date arises, times
(ii) the fraction of such fiscal year transpiring before such valuation date. Net income shall mean the after tax, pre-warrant net income of Century for book purposes determined in accordance with generally accepted accounting principles by Century's independent auditors.

   9. Deferral of Benefit Payment. Notwithstanding any provision herein to the contrary, the provisions of this
Section 9 shall apply if, due to the application of Section 162(m) of the Internal Revenue Code of 1986 ("Code"), CenCor or Century would be precluded from deducting for its taxable year the full amount of any compensation to Brozman or any payment required at the times provided in Section 5, 6 or 7 above. In such event, payment to Brozman hereunder shall be made at the times specified in Section 5, 6 or 7, as the case may be, but only to the extent a corresponding deduction is not precluded by Code Section 162(m). Any remaining balance shall be paid on the 30th day of CenCor's next-following taxable year to the extent not disallowable as a deduction under Code Section 162(m). Any still remaining balance shall be paid on the 30th day of each following taxable year of CenCor to the extent not disallowable as a deduction under Code Section 162(m).

   10. Forfeiture of Units.

   Brozman shall forfeit Units awarded under this Agreement, and any associated rights to payment hereunder, if:

       (1) Brozman terminates employment with Century prior to January 1, 1999, for reasons other than death or disability;

       (2) Brozman is terminated "for cause" as defined in Section 5(d); or

       (3) Brozman violates the provisions of Section
   13.

   11. Dilution. In the event of a stock split, stock dividend, reclassification, reorganization, or other capital adjustment of shares of common stock of Century, the number of Units awarded under Section 1 shall be adjusted in the same manner as shares of Century's common stock reflected by those Units would be adjusted. Any time money or assets are paid into Century as equity or new shares are issued, the formulas in Sections 5, 6 and 7 used to determine the amount of the payments to Brozman shall be adjusted to assure the formulas are fair to all parties.

   12. Payments Upon Death. If Brozman dies before receiving all amounts payable under this Agreement, the unpaid amounts shall be paid to Brozman's beneficiary or beneficiaries in accordance with this Section 12. Brozman may, by written instrument delivered to CenCor, designate primary and contingent beneficiaries to receive any amounts which may be payable hereunder following Brozman's death, and may designate the proportions in which such beneficiaries are to receive such payments. Brozman may change such designa-tions from time to time in writing filed with CenCor. If Brozman fails to designate a beneficiary or all designated beneficiaries die before all payments hereunder are made, the remaining payment shall be made to Brozman's estate.

   13. Noncompetition.

   (a) Until Brozman receives full payment of any benefits provided in this Agreement, Brozman agrees that: (1) Brozman will not, in any state of the United States in which CenCor or Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultation of any corporation, company or other entity which directly or indirectly competes with CenCor or Century;
(2) Brozman will not disclose any confidential information of CenCor or Century; and (3) Brozman will not recruit or hire any employee, consultant or contractor of CenCor or Century to become an employee of or otherwise be associated with Brozman or any company or business with which Brozman is associated.

   (b) In order to receive any payment pursuant to Section
7, Brozman shall agree in writing that for a period of two
(2) years commencing on January 1, 1999 and terminating on December 31, 2000: (1) Brozman will not, in any state of the United States in which CenCor or Century is doing business, directly or indirectly engage in or own any interest in or act as an officer, director, employee or consultant of any corporation, company or other entity which directly or indirectly competes with CenCor or Century; (2) Brozman will not disclose any confidential information of CenCor or Century; and (3) Brozman will not recruit or hire any employee, consultant or contractor of CenCor or Century to become an employee of or otherwise be associated with Brozman or any company or business with which Brozman is associated.

   (c) Brozman acknowledges that a remedy at law for any breach of this Section would be inadequate and that CenCor shall, in addition to its other remedies at law or in equity, be entitled to injunctive relief. All of CenCor's remedies for the breach of this Section shall be cumulative and the pursuit of one remedy shall not be deemed to exclude any and all other remedies.

   (d) Brozman has carefully read and considered the provisions of this Section and, having done so, agrees that the restrictions set forth in this Section (including, but not limited to, the time period and scope of such restriction) are fair and reasonable and are reasonably required for the protection of the interests of CenCor, Century and their shareholders, directors, officers and other employees.

   (e) In the event that, notwithstanding the foregoing, any of the provisions of this Section shall be held to be invalid or unenforceable, the remaining provisions hereof shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts had not been included therein. In the event that any provision of this Section relating to time period, area of restriction, and/or scope shall be declared by a court of competent jurisdiction to exceed the maximum time period, area or scope such court deems reasonable and enforceable, said time period, area and/or scope of restriction shall be deemed to become and thereafter be the maximum time period, area and/or scope which such court deems reasonable and enforceable.

   14. Non-alienability. The rights of Brozman to the payment of benefits as provided in this Agreement shall not be assigned, transferred, pledged or encumbered or be subject in any manner to alienation or anticipation. Brozman may not borrow against his interest under the Agreement. No interest or amounts payable under the Agreement shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, whether voluntary or involuntary, including but not limited to, any liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of Brozman.

   15. No Employment Rights. Nothing contained herein shall be construed as conferring upon Brozman the right to continue in the employ of CenCor or Century as an executive or in any other capacity.

   16. Withholding Payroll Taxes. To the extent required by the laws in effect at the time payments hereunder are made, CenCor shall withhold from such payments any taxes required to be withheld for federal, state or local government purposes.

   17. Income Taxes. Brozman (or his beneficiary or estate) shall be solely responsible for the payment of all federal, state and local income taxes resulting from CenCor's payment of benefits pursuant to this Agreement.

   18. Successors and Assigns. The provisions of this Agreement are binding upon and inure to the benefit of CenCor, its successors and assigns, and Brozman, his beneficiaries, heirs, and legal representatives.

   19. Governing Law. This Agreement shall be subject to and construed in accordance with the laws of the State of Missouri.

   IN WITNESS WHEREOF, this Agreement has been executed the day and year first above written.

                              CENCOR, INC.
Attest:

 /s/ LISA HENAK               By:           /s/ PATRICK F. HEALY
______________________                _______________________________

                              Title:  Chief Financial Officer


                              BROZMAN:



                                          /s/ JACK L. BROZMAN
                                      ______________________________

                                              Jack Brozman

                         EXHIBIT "A"

                    VALUATION OF CENTURY

                      DECEMBER 31, 1993

ASSETS
     Sales Price of Accounts Receivable                  $ 95,888,000
          x Premium Factor                              x       1.075
                                                          ___________

                                                          103,080,000

     Cash                                                   2,300,000
     Other Accounts Receivable                              1,000,000

     Total Assets                                         106,380,000

LIABILITIES
     Long Term Debt                                       83,930,000
     Accounts Payable & Accrued Liabilities                2,997,000
     Reserve Holdback                                        564,000
     Estimated Prepayment Penalty                          3,000,000
     Estimated Cost of Sale                                1,000,000
     Accrued Interest on Long Term Debt                            *
     Unearned Insurance                                    2,544,000
                                                          __________

     Total Liabilities                                    94,035,000
                                                          __________

     Total Value                                          12,345,000
                                                          ==========

     Value per Share (900,000 Shares)                         $13.72
                                                               =====

NOTES:   * in accounts payable amount

                        EXHIBIT 10(k)


                  MINUTES OF THE MEETING OF
              THE COMPENSATION COMMITTEE OF THE
             BOARD OF DIRECTORS OF CENCOR, INC.

     By consent and upon waiver of all of the members of the Compensation Committee of the Board of Directors of CenCor, Inc., a Delaware corporation (the "Corporation"), a Meeting was called to order on February 17, 1995 at 1:00 p.m. CDT for the purpose of reviewing the separate Stock Appreciation Agreements between the Corporation and Dennis C. Berglund, Patrick F. Healy and Jack Brozman.

     Chairman Marvin Riesenbach, Committee member Edward Bauer and, at their request, Lisa M. Schultes participated in the meeting via telephone conference. The Chairman had contacted the only other member of the Committee, George Bernstein, and had received Mr. Bernstein's proxy to vote in favor of the proposed resolutions affecting the Stock Appreciation Agreements.

     Upon motion by the Chairman, seconded by Mr. Bauer, the following resolutions were adopted:

          RESOLVED, that the 30,000 Units to be awarded to Dennis Berglund on June 28, 1995, the 15,000
     Units to be awarded to Jack Brozman on June 28, 1995 and the 10,000 Units to be awarded to Patrick
     Healy on June 28, 1995 be accelerated and instead be awarded as of March 1, 1995;

          FURTHER RESOLVED, that in consideration of an agreement by Patrick Healy to (i) provide consulting services to the Corporation and its wholly owned subsidiary, Century Acceptance
     Corporation, including without limitation, with respect to financial matters, compliance with loan covenants and the pursuit of claims against third parties and (ii) serve as the Corporation's representative on the Board of Directors of Century
     Acceptance Corporation, the Corporation agrees that Healy continue to be entitled to the (benefits under Section 6 of his Stock Appreciation Agreement thru December 31, 1995) provided that Century
     Acceptance Corporation is sold on or before December 31, 1995.

     There being no further business to come before the meeting, the same was duly adjourned.

Dated as of the 16th day of February, 1995.


                       /s/ LISA M. SCHULTES
                   _______________________________

                          LISA M. SCHULTES
                       SECRETARY OF THE MEETING

APPROVED:


  /s/ Marvin Riesenbach
__________________________

    MARVIN RIESENBACH
 CHAIRMAN OF THE MEETING

                                                Exhibit 10(l)



                       MUTUAL RELEASE


     This Mutual Release (the "Release") is entered into this 14th day of February, 1995, by and between First Portland Corporation (formerly First Portland Technology Corp., and successor in interest to First Portland Leasing Corp.), FP Holdings, Inc. (formerly First Portland Corporation), Leonard and Sharlene Ludwig (the "Ludwigs"), Arthur and Phyllis Levinson (the "Levinsons"), CEL-CEN Corp. ("CEL-CEN", formerly Charter Equipment Leasing Corp.), and CenCor, Inc. ("CenCor").


RECITALS:


     WHEREAS, First Portland Corporation and CEL-CEN entered into an Asset Purchase Agreement (the "Agreement") on
November 6th, 1992, which provided for the purchase by First
Portland Corporation of certain assets from CEL-CEN; and

     WHEREAS, CenCor guaranteed CEL-CEN's performance of its duties, obligations, agreements, covenants, representations and warranties under the Agreement; and

     WHEREAS, in addition to other amounts due under the Agreement, First Portland was to pay CEL-CEN $750,000.00 pursuant to a promissory note (the "Promissory Note") executed on November 6, 1994; and

     WHEREAS, FP Holdings, Inc., First Portland Corporation, the Ludwigs and the Levinsons guaranteed First Portland
Corporation's performance of its obligations under the Promissory Note; and

     WHEREAS, the Agreement provided that the parties' rights to claims, indemnification for damages, and offsets arising out of breach of the representations, warranties and covenants under the Agreement would survive as to only those claims of which the indemnifying party received notice on or before April 30, 1997; and

     WHEREAS, First Portland Corporation has made claims for offsets under paragraphs 9.1-9.5 of the Agreement, and CEL-
CEN has disputed those claims in part; and

     WHEREAS, the parties wish to resolve substantially all existing and future liabilities under the Agreement at this time
;
     NOW THEREFORE,

THE PARTIES HEREBY AGREE AS FOLLOWS:

20. The above recitals are hereby incorporated into this Release.

21. The "Agreement", as used herein, shall be construed to include the Agreement itself, the Supplemental Closing Agree-ment dated November 6, 1992, the Second Supplemental Closing Agreement dated November 6, 1992, and all exhibits and sched-ules executed in relation to or in conjunction with the Agreement.

22.  CEL-CEN acknowledges its receipt of First Portland
Corporation's checks in an amount totaling $767,669.58, representing payment in full of any and all outstanding subordinated debt, including both principle and interest, owed by First Portland Corporation to CEL-CEN under the Agreement and under the Promissory Note.

23. CEL-CEN and CenCor represent and warrant that the sales and other taxes provided for under paragraph 6 of the Agreement have been paid by CEL-CEN as required under the Agreement. First Portland Corporation releases CEL-CEN and
CenCor from any obligation to pay to First Portland
Corporation the different between the taxes paid and $100,000.00.

24. The parties do hereby release and forever discharge each other and each of their respective past and present directors, officers, managers, shareholders, partners, agents, attorneys, assigns, employees, servants, successors, predecessors, subsidiaries, divisions, affiliates, and each of them separately and collectively from any and all actions, causes of action, claims, suits, debts, charges, obligations, promises, agreements, controversies, damages, liabilities, expenses (including attorneys fees and costs) and demands for, upon or by reason of any damage, loss or injury, arising directly or indirectly, which heretofore has been or which may hereafter be sustained by the parties arising out of or in relation to or in any way connected with or arising out of the Agreement, the Promissory Note or the guaranties of CenCor, Ludwigs and Levinsons relating thereto (the "Guaranties"). This release extends, applies to, and covers all unknown and unforeseen and unexpected injuries, damages, loss, and liability, and all consequences thereof, as well as those now disclosed or known to exist, except as provided in sections 6 and 7, below.

25. Notwithstanding the provisions of section 5 hereof, the parties agree that the Release will not relieve or release any of the parties of their obligations under paragraph 5.2 of the Agreement.

26. Notwithstanding the provisions of section 5 hereof, the parties agree that the Release will not relieve or release any of the parties from their obligations relating to the Non-Competition Agreement entered into between CEL-CEN, CenCor and First Portland Corporation on November 6, 1992.

27. Notwithstanding the provisions of Section 5 hereof, the parties agree that the Release will not relieve or release First Portland Corporation's obligations under the Undertaking and Assumption Agreement dated November 6, 1992, nor FP Holdings, Inc.'s guaranty of these obligations.

28. This Agreement shall be deemed to have been made and shall be construed in accordance to the laws of the State of Oregon.

29. Any lawsuits or actions for any and every breach hereof shall be instituted and maintained in Multnomah County, State of Oregon.

30. This Agreement is the final agreement pertaining to the mutual release by the parties of one another in relation to their obligations and liabilities under the Agreement, the Promissory Note, and the Guaranties.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above-written.

CENCOR:                                 CEL-CEN:

CENCOR, INC.                            CEL-CEN CORP.

By:        /s/ PATRICK F. HEALY         By:       /s/ PATRICK F. HEALY
       ___________________________             ___________________________

Title             CFO                   Title       Vice President

FIRST PORTLAND CORPORATION:             F P HOLDINGS, INC.:

By:        /s/ LEONARD LUDWIG           By:       /s/ LEONARD LUDWIG
       ___________________________             ___________________________

Title           President                                Title


LEVINSONS:                              LUDWIGS:

          /s/ PHYLLIS LEVINSON                     /s/ SHARLENE LUDWIG
       ___________________________              ___________________________

            Phyllis Levinson                           Sharlene Ludwig


           /s/ ARTHUR LEVINSON                      /s/ LEONARD LUDWIG
       ___________________________              ___________________________

             Arthur Levinson                            Leonard Ludwig

                        EXHIBIT 10(m)

                      SECOND AMENDMENT
                           TO THE
       RESTRUCTURING, SECURITY AND GUARANTY AGREEMENT


   THIS AGREEMENT, made and entered into as of the 15th day of November, 1994, (the "Second Amendment") by and among CENCOR, INC., a Delaware corporation ("CenCor"); CONCORDE CAREER COLLEGES, INC., a Delaware corporation ("Concorde"); MINNESOTA INSTITUTE OF MEDICAL AND DENTAL ASSISTANTS, INC., a Minnesota corporation ("Minnesota"); TEXAS COLLEGE OF MEDICAL AND DENTAL ASSISTANTS, INC., a Texas corporation ("Texas"); UNITED HEALTH CAREERS INSTITUTE, INC., a California corporation ("United"); SOUTHERN CALIFORNIA COLLEGE OF MEDICAL AND DENTAL ASSISTANTS, INC., a California corporation ("Southern California"); CONCORDE CAREERS - FLORIDA, INC., a Florida corporation ("Florida"); COLLEGES OF DENTAL AND MEDICAL ASSISTANTS, INC., a California corporation ("Dental"); and COMPUTER CAREER INSTITUTE, INC., an Oregon corporation ("Computer") (Minnesota, Texas, United, Southern California, Florida, Dental, and Computer being hereinafter referred to collectively as "Guarantors" and each individually as a "Guarantor") amends that certain Restructuring, Security and Guaranty Agreement between the parties dated as of October 30, 1992, as previously amended by written agreement dated as of December 30, 1993 (collectively, the "Agreement").


                          RECITALS

       (i) Pursuant to the Agreement entered into by CenCor, Concorde and the Guarantors, Concorde issued a debenture to CenCor in the principal amount of $5,422,307, dated
   October 30, 1992 (the "Debenture").

      (ii) Under the terms of the Agreement and the Debenture, the interest due on the principal amount of the Debenture is to be accrued until the commencement of quarterly payments on September 30, 1995.

     (iii) Pursuant to the terms of the December 30, 1993 amendment (the "First Amendment"), Concorde paid to CenCor $559,353 in interest, all that had accrued on the Debenture through and including December 31, 1993, by the assignment of certain of Concorde's receivables to CenCor.

      (iv) At this time Concorde wishes to exchange 300,000 shares of its Class A Redeemable Preferred Stock, $.10 par value (the "Class A Preferred Shares") for $3,000,000 of the principal amount of the Debenture, and amend the Debenture to reflect such, all on the terms and conditions set forth below (the "Exchange").

       (v) Furthermore, Concorde wishes to pay to CenCor all interest that has accrued on the Debenture since Janu-ary 1, 1994 and will so accrue through and including December 31, 1994, totaling $497,596 (the "1994 Accrued Interest"), by the assignment of certain of Concorde's receivables to CenCor, all on terms and conditions similar to those set forth in the First Amendment, as set forth below.

      (vi) CenCor wishes to receive the Class A Preferred Shares in exchange for three million dollars ($3,000,000) of the principal amount of the Debenture and to receive payment of the 1994 Accrued Interest through the assignment of such receivables, all on the terms and conditions set forth below.

     (vii) Concorde and CenCor wish to amend the Agreement to provide for the Exchange and for such payment of the 1994 Accrued Interest.

    (viii) The Guarantors, each a wholly-owned subsidiary of Concorde, wish to reduce the amount of their guaranteed obligations through the Exchange and such payment of the 1994 Accrued Interest and thus consent to the amendment of the Agreement to provide for such.


                          AGREEMENT

   In consideration of the premises and the mutual covenants and agreements herein contained, CenCor, Concorde and Guarantors agree as follows:

                          ARTICLE I
                         Definitions

    1.1 Certain Defined Terms. The following terms used herein shall have the meanings set forth in this Article and in the other parts of this Agreement referred to in this Article, and such meanings shall apply to both the singular and plural forms of such terms.

       (a) "Class A Preferred Shares" means the 300,000 shares of Class A Redeemable Preferred Stock, $.10 par value, having the rights and privileges described in the Certificate of Designations filed with the Secretary of State of Delaware, a copy of which is attached hereto as Exhibit B, which shall be issued to CenCor pursuant to the terms hereof.

       (b) "Compounding Period" is the period during which interest on the Debenture shall accrue and compound, from October 30, 1992 until the last day of the calendar quarter preceding the quarter in which the First
   Scheduled Payment Date occurs.

       (c)   "Exchange" means the exchange of 300,000 Class
   A Preferred Shares for, and in cancellation of, $3,000,000 principal amount of the Debenture as set forth in Article II hereof.

       (d)   "First Scheduled Payment Date" means the date
   Concorde shall be obligated to make its first payment of principal and interest on the Debenture, pursuant to
   Section 2.3(a) of the Agreement, as amended hereby in
   Section 6.1 hereof, which shall be June 30, 1996.

       (e)   "1994 Accrued Interest" means the total
   interest that, has accrued on the Debenture since
   January 1, 1994 and will so accrue through and including
   December 31, 1994, totaling $497,596.

       (f) "1994 Receivables" shall mean the receivables due on all Accounts (as defined in the Agreement), which are currently owned by Concorde but have been written off by Concorde or a Guarantor for financial statement purposes, pursuant to Concorde's historical accounting practices, and have been placed with third party collection agents, having aggregate balances due of approximately $15,000,000, which are being assigned to CenCor pursuant to Article III, hereof (the "Assignment"), plus any Substituted Receivables subsequently assigned to CenCor pursuant to Section 5.1, hereof, it being understood that (i) all 1994 Receivables are accounts or notes receivable which have previously been written off by Concorde or a Guarantor for financial statement purposes, pursuant to Concorde's historical accounting practices, and (ii) the 1994 Receivables shall constitute a portion of the Receivables (as defined in the First Amendment) as the context requires.

       (g) "Second Amendment" means this Second Amendment to the Restructuring, Security and Guaranty Agreement, dated October 30, 1992, as previously amended by written agreement dated as of December 30, 1993.

    1.2 Other Terms. All capitalized terms used herein, not defined in Section 1.1 or elsewhere in this Second
Amendment, shall have the meanings and be as defined in the First Amendment, and if not therein defined, as defined in the original provisions of the Agreement.

                         ARTICLE II
                        The Exchange

    2.1 Issuance of Class A Preferred Shares. Subject to the terms and conditions contained herein and as payment in full of three million dollars ($3,000,000) of the principal amount of the Debenture, Concorde hereby issues to CenCor three hundred thousand (300,000) shares, $.10 par value, of its Class A Redeemable Preferred Stock, which Class A Preferred Shares have the rights and privileges as set forth in that certain Certificate of Designations filed by Concorde with the Secretary of State of Delaware on November 15, 1994, a copy of which is attached hereto as Exhibit B.

    2.2 Acceptance of Class A Preferred Shares as Payment on Debenture. Subject to the terms and conditions contained herein, CenCor hereby accepts the three hundred thousand (300,000) Class A Preferred Shares as payment in full of three million dollars ($3,000,000) of the principal amount due under the Debenture.

    2.3 Modification of Maturity Dates of Debenture. The initial required payment of principal or interest under the Debenture shall be June 30, 1996. Unpaid interest on the Debenture shall accrue and compound during the period from October 30, 1992 until the last day of the calendar quarter preceding the quarter in which the date of such first payment occurs.

    2.4 No Other Modification of Debenture. Other than the cancellation of three million dollars ($3,000,000) of the principal amount of the Debenture, as provided for in this
Article II; the modification of the maturity dates of the Debenture, as provided for in Section 2.3 above; and the prepayment of the 1994 Accrued Interest, as provided for in
Article III, it is agreed by the parties that the provisions of the Debenture shall remain as previously provided and shall not be otherwise modified or changed. The Guarantors reaffirm their guaranties of the Debenture, as such Debenture has been modified by this Second
Amendment.

    2.5 Covenants. It is agreed that for so long as any Class A Preferred Shares remain outstanding and are held by CenCor, or its successors, the covenants of Concorde and the Guarantors set forth in Articles VI and VII of the Agreement shall remain in full force and effect.

    2.6 Dividends. Concorde covenants that, in accordance with Section 154 of the Delaware General Corporation Law, only Thirty Thousand Dollars ($30,000) of the consideration received for the Class A Preferred Shares shall be capital and the remainder of the consideration shall be surplus. Concorde agrees to promptly declare and pay dividends due under the Class A Preferred Shares to the extent of legally available funds. Concorde further covenants that, in the event Concorde is unable to legally pay accrued dividends due under the Class A Preferred Shares because of insufficient surplus, it will take such actions legally available to increase its surplus, including without limitation those actions set forth in Section 244 or any similar statute of the Delaware General Corporation Law.

                         ARTICLE III
       Assignment and Payment of 1994 Accrued Interest

    3.1 Assignment of 1994 Receivables. Subject to the terms and conditions contained herein, Concorde hereby transfers, assigns and conveys the 1994 Receivables, having aggregate balances due of approximately $15,000,000, to CenCor.

    3.2 Acceptance of Payment of 1994 Accrued Interest. Subject to the terms and conditions contained herein, including without limitation the execution and delivery to CenCor of all consents, releases and other documents set forth in Article VIII hereof, CenCor hereby accepts the assignment of the 1994 Receivables, as payment in full of the 1994 Accrued Interest (including prepayment of that portion of such interest which shall accrue from the date hereof, through and including December 31, 1994), which will total $497,596 at December 31, 1994.

    3.3  Assignment of Future Payments.  In the event any
Students make payments on the 1994 Receivables to Concorde or a Guarantor after the date hereof, it is agreed that any such payments shall be delivered to CenCor.

    3.4 Without Recourse. This assignment shall be without recourse, and CenCor shall fully assume all risks of nonpayment of the 1994 Receivables, subject to the limited
Right of Substitution set forth in Section 5.1

                         ARTICLE IV

                     Terms of Assignment

    4.1 Delivery of Documentation. Concorde promptly will deliver to CenCor, or its agents, all relevant documentation underlying each of the 1994 Receivables, including copies of ledger cards, enrollment agreements, promissory notes (if existing), and any documentation, available to either Concorde or the Guarantors, concerning prior collection efforts on the part of any of them or their agents in connection with the assignments pursuant to Section 3.1, and in accordance with the practices provided for in the First Amendment and developed by the parties since the date thereof. Deliveries shall be made to CenCor at its offices at City Center Square, 1100 Main Street, Suite 2350, Kansas City, Missouri 64105, or such other location that CenCor shall designate in writing.

    4.2 Collection Efforts. In consideration of the Right of Substitution afforded to CenCor and in light of the Right of Credit, CenCor agrees that it will take reasonable steps to collect, in full or part, in a lump sum or in installment payments, each of the 1994 Receivables (the "Collection Efforts"), including, but not necessarily limited to those set forth in Section 3.2 of the First Amendment.

    4.3 Record Keeping and Reports. CenCor shall maintain, or cause its Collection Agents to maintain, such records and make such reports concerning the 1994 Receivables as set forth in Section 3.3 of the First Amendment.

                          ARTICLE V
              Rights of Substitution and Credit

    5.1 Right of Substitution. Subject to the provisions set forth herein, provided that CenCor has not yet recouped an amount equal to one hundred percent (100%) of the 1994 Accrued Interest, and a Remainder of 1994 Accrued Interest exists, CenCor shall have a limited right of substitution as to the 1994 Receivables (the "Right of Substitution"), and may elect to reassign certain Worked Receivables to Concorde in exchange for the assignment from Concorde or the Guarantors of Substituted Receivables of equal face value as set forth in Section 4.1 of the First Amendment. The timing of substitutions for 1994 Receivables that constitute Worked Receivables shall be substantially as set forth in
Section 4.1 of the First Amendment, as may be agreed to by the parties to coordinate those Rights of Substitution granted in the First Amendment and this Second Amendment. Substitutions shall be in $100,000 (one hundred thousand dollar) blocks, provided that such blocks may be comprised of 1994 Receivables and Receivables assigned to CenCor pursuant to the First Amendment. Notwithstanding anything contained herein or in the Agreement, all Rights of Substitution granted herein or therein are specifically limited to the amount of Receivables held by Concorde at the date of the request for Substitution which have been written off by Concorde or a Guarantor for financial statement purposes pursuant to Concorde's historical accounting practices prior to the date of such request. Neither Concorde nor the Guarantors make any representation, warranty or guaranty as to the amount of qualified Receivables available at the time of any such request.

    5.2 Right of Credit. In the event the amount of CenCor's Gross Collections on the 1994 Receivables, less
Allowable Collection Expenses, exceeds the amount of the 1994
Accrued Interest, the amount of such excess (the "Overage") shall be:

       (a) paid to Concorde as reimbursement of amounts paid by Concorde in legal fees and expenses, either to Concorde's legal counsel or CenCor's legal counsel
   (pursuant to Section 10.1) in connection with the negotiation, preparation and implementation of this Second Amendment, including such fees and expenses related to the Exchange; and

       (b)   to the extent the Overage exceeds such
   reimbursement, retained by CenCor but applied as a credit to any amounts owing from Concorde to CenCor under the Debenture, first to interest which has accrued since December 31, 1994 and then, to the extent of any excess Overage, either to prepayment of principal or to prepayment of future interest payments due on the Deben-ture, at the option of Concorde.

In the event of an Overage, and in lieu of creating additional Overages, CenCor may elect to cease its Collection Efforts on Outstanding Unworked Receivables by reassigning those remaining Outstanding Unworked Receivables to Concorde and/or may assign any outstanding installment payments on settlement agreements with Students to Concorde.

                         ARTICLE VI
                   Amendment of Agreement

    6.1  Payment Terms and Maturity.

       (a) Section 2.3(a) of the Agreement is hereby amended to read as follows:

       "(a) The principal and accrued interest due hereunder, not otherwise prepaid, shall be repayable to CenCor in quarterly installments commencing on June 30, 1996 (the "First
       Scheduled Payment Date"), and continuing on the last day of each September, December, March and June thereafter until June 30,
       1997. Notwithstanding the fact that interest shall accrue hereunder from October 30, 1992 until July 31, 1997 at the Interest Rate, the interest that accrues during the period from October 30, 1992 until the last day of the calendar quarter preceding the quarter in which the First Scheduled Payment Date occurs
       (such period being the "Compounding Period"), that is not otherwise prepaid, shall be added to the principal due hereunder and shall bear interest at the Interest Rate. Concorde shall pay to CenCor quarterly installments of principal and interest based on a ten year amortization schedule based on the amount due at the last day of the Compounding Period.
       In determining the Interest Rate, Mark
       Twain's Prime Rate shall, for the purposes hereof, be adjusted quarterly on the last day of September, December, March, and June. In any and all events, the entire principal balance remaining unpaid, plus accrued interest and other charges due hereunder shall be due and payable on July 31, 1997."

       (b) Section 2.3(e) of the Agreement is hereby amended to read as follows:

       "(e) Notwithstanding the foregoing, (i) the interest accrued from the date of issuance of the Debenture through and including December 31, 1993 shall be prepaid by Concorde through the Assignment of the Receivables and (ii) the interest accrued from January 1, 1994 through and including December 31, 1994 shall be prepaid by Concorde through the Assignment of the 1994
       Receivables. In the event the Collection Efforts of CenCor, pursuant to the terms of either the First Amendment or the Second Amendment, yield an Overage, the amount of such Overage shall be
       (a) paid to Concorde as reimbursement of amounts paid by Concorde in legal fees and expenses, either to Concorde's legal counsel or CenCor's legal counsel (pursuant to Section 9.1 of the First Amendment or Section 10.1 of the Second
       Amendment) in connection with the negotiation, preparation and implementation of such
       Amendments; and (b) to the extent the Overage exceeds such reimbursements, retained by CenCor but applied as a credit first against the interest on the Debenture then accrued but unpaid, and then, to the extent of any excess
       Overage, either to prepayment of principal or to prepayment of future interest payments due, at the option of Concorde. Additionally, subject to the written consent of CenCor's Board of Directors, Concorde and Mark Twain, interest on the Debenture accrued after December 31, 1994 may be paid or prepaid by the future assignment of additional receivables, on the same terms as set forth in the First Amendment, as evidenced by the execution of subsequent assignments, substantially in the form of Exhibit A to the Second Amendment."

    6.2 Interest: Rate and Terms. The last three sentences of Section 2.4 of the Agreement (following
Subsection (c) thereof) are hereby amended to read as follows:

       "Interest on the Debenture shall not be paid, but shall be accrued, through the last day of the Compounding Period. Thereafter, interest shall be paid quarterly (together with payments of principal, as set forth in
       Section 2.3), commencing on the First
       Scheduled Payment Date. Notwithstanding the foregoing, accrued interest may be prepaid as set forth in Section 2.3(e)."

    6.3  Credit for Payments on Account of Assumed
Subordinated Indebtedness. Section 2.6 of the Agreement is hereby amended to read as follows:

       "2.6  Credit Against Principal Amount.
       Notwithstanding anything herein to the
       contrary, in the event Concorde, as a result of an action before a court of competent jurisdiction, to which Concorde has presented a reasonable defense, makes any future payments, to CenCor or any other Person, on account of the Assumed Subordinated
       Indebtedness, from which it has been released pursuant to the terms of this Agreement, Concorde shall be entitled to a credit in the amount of such payments, which credit shall be applied first to principal payments due under the Debenture in the reverse order of their maturity and second as redemption payments on then outstanding Class A
       Preferred Shares and any accrued but unpaid dividends thereon (and such Class A Preferred
       Shares shall be automatically redeemed).
       Concorde hereby irrevocably waives and
       repudiates any right of subrogation or other claim against CenCor which may accrue as a result of any such payments."

    6.4  Right of Substitution.  Section 4.1 of the First
Amendment shall be amended by the addition of a new paragraph
(e), which shall read as follows:

       "(e) Notwithstanding anything contained
       herein, all Rights of Substitution granted herein are specifically limited to the amount of Receivables held by Concorde at the date of the request for Substitution which have been written off by Concorde or a Guarantor for financial statement purposes, pursuant to Concorde's historical accounting practices, prior to the date of such request. Neither
       Concorde nor the Guarantors make any
       representation, warranty or guaranty as to the amount of qualified Receivables available at the time of any such request."

    6.5 Notices. Section 10.6 of the Agreement is hereby amended to read as follows:

       "10.6 Notices.  All notices, requests,
       demands and other communications required or permitted by this Agreement shall be in writing and shall be given to or made upon the respective parties hereto by depositing the same in the United States mail, certified or registered, postage prepaid, or by telegram or private courier service, charges prepaid, or by delivery in person, to the appropriate address set forth below, and shall be deemed given or made when so deposited in the mail, delivered to the telegraph company or personally delivered.

          If to Concorde:

             Concorde Career Colleges, Inc.
             City Center Square
             1100 Main Street, Suite 416
             Kansas City, Missouri 64105
             Attention: Jack L. Brozman

             with a copy to:

             Bryan Cave
             3300 One Kansas City Place
             1200 Main Street
             P.O. Box 419914
             Kansas City, Missouri 64141-6914
             Attention:  Lorna Wright

          If to CenCor:

             CenCor, Inc.
             City Center Square
             1100 Main, Suite 2350

             Kansas City, Missouri 64105
             Attention: Patrick F. Healy

             with a copy to:

             Polsinelli White Vardeman & Shalton
             1000 Plaza Steppes Building
             700 West 47th Street
             Kansas City, Missouri 64112
             Attention:  Lisa M. Schultes

   Either party may change its notice address by giving written notice to the other party. When given to Concorde as herein provided, notice shall also be deemed to have been given to all Guarantors."

    6.6  Survival of Representations, Rights and
Obligations. Section 10.9 of the Agreement is hereby amended to read as follows:


       "10.9 Survival of Representations, Rights and
       Obligations.  All representations,
       warranties, conditions, covenants and other terms herein shall survive the execution hereof. The rights of CenCor and the obligations of Concorde and the Guarantors under this Agreement shall survive the maturity of the Debenture (whether such maturity occurs by acceleration or otherwise) and shall continue in full force and effect until all amounts due under the Debenture and all other Debenture Liabilities have been fully paid and discharged. Furthermore, the covenants of Concorde, CenCor, and the Guarantors set forth in the Agreement (as amended by the First Amendment) and all those contained in this Second Amendment shall survive the maturity of the Debenture
       (whether such maturity occurs by acceleration or otherwise) and shall continue in full force and effect until payment of all amounts due under the Debenture and all other
       Debenture Liabilities and until all of the Class A Preferred Shares held by CenCor, or its successors, have been redeemed by Concorde."

                         ARTICLE VII
                   Cross Indemnifications

    7.1  Indemnification by Concorde and Guarantors.
Concorde and each of the Guarantors jointly and severally agree to indemnify and hold harmless CenCor from and against any and all damages, losses, and expenses (including attorney fees and expenses) directly incurred, sustained or suffered by or asserted against CenCor resulting from, arising out of, relating to, or caused by (a) the breach of any representation or warranty contained in Section 9.1, (b) any breach or failure on the part of Concorde or any Guarantor to perform or comply with any obligation, agreement or covenant hereunder, or (c) a claim by a Student with respect to the transactions giving rise to a given 1994 Receivable or the collection efforts by Concorde, any Guarantor, or their agents prior to the delivery of documentation to Cencor or its Collection Agents with respect to such 1994 Receivable pursuant to Sections 4.1 or 5.1 of this Second Amendment, as applicable; provided however that such indemnity as to claims by Students shall not extend to losses related to uncollectibility of such Receivables, provided, however, that any payments made pursuant to this Section 7.1 shall be subordinated to Mark Twain's superior right of payment for amounts due and owing pursuant to the Mark Twain Agreement (as defined in the First Amendment).

    7.2 Indemnification by CenCor. CenCor agrees to indemnify and hold harmless Concorde and each of the Guarantors from and against any and all damages, losses, and expenses (including attorney fees and expenses) directly incurred, sustained or suffered by or asserted against any of them resulting from, arising out of, relating to, or caused by (a) the breach of any representation or warranty contained in Section 9.2, (b) any breach or failure on the part of CenCor to perform or comply with any obligation, agreement or covenant hereunder, or (c) any actions taken by CenCor, or its agents, in connection with collection activities with respect to the Receivables, which have been taken in the absence of Concorde's rights of approval set forth in
Section 3.2 of the First Amendment, or any actions taken by CenCor or its affiliates in contravention of Concorde's rights of approval set forth in Section 3.2 of the First Amendment.

                        ARTICLE VIII
                    Consents and Releases

    8.1 Consent to Transaction. Attached as Exhibit C hereto is the consent (the "Mark Twain Consent") of Mark Twain, Concorde's primary lender, under the Mark Twain Agreement, whereby Mark Twain consents to the Exchange, Concorde's prepayment of 1994 Accrued Interest, and the assignment of 1994 Receivables, and waives the restrictions regarding issuance of stock by Concorde contained in Section
10.11 of the Mark Twain Agreement, all pursuant to the terms hereof.

    8.2  Release of Security Interests.

       (a) As set forth in the Mark Twain Consent, Mark Twain has agreed to release any and all security interests it has in the 1994 Receivables, granted to it either by Concorde or any of the Guarantors pursuant to the Mark Twain Agreement, and/or waive, as to CenCor, any claims it may have to the proceeds from such Receivables, and has agreed to execute all necessary UCC statements, waivers, releases and/or other documents, necessary to effectuate such release.

      (b) Concorde hereby agrees to release any and all security interests it has in the 1994 Receivables granted to it by the Guarantors pursuant to the Mark Twain Agreement, the Agreement, or otherwise, and/or waive, as to CenCor, any claims it may have to the proceeds from such Receivables, and has agreed to execute all necessary UCC statements, waivers, releases and/or other documents, necessary to effectuate such release.

    8.3 Assignments. Concorde and each Guarantor agrees to execute all assignments, powers of attorney and other documents, in form and substance satisfactory to CenCor's counsel, to transfer the 1994 Receivables to CenCor and to grant CenCor or its agent the right to file suit on behalf of or in the name of Concorde to collect such Receivables.

                         ARTICLE IX
                       Representations

    9.1  Of Concorde and Guarantors.

       (a)   Subject to the release of the security
   interests held by Mark Twain and Concorde, as set forth in Section 8.2, and those granted to CenCor under the Agreement, Concorde is the owner of the 1994 Receivables, free and clear from any Lien or other right, title or interest of any other persons and free from any restriction on transfer.

       (b) Concorde is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware. Each Guarantor is a corporation duly organized and existing in good standing under the laws of the jurisdiction in which it is incorporated, as indicated in the first paragraph of this Agreement.

       (c) Each of Concorde and Guarantors has all requisite power and authority to enter into and perform this Second Amendment and to execute, deliver and perform its obligations thereunder, including the exchange and the assignment of the 1994 Receivables. The Second Amendment has been duly authorized by all necessary corporate action by and has been duly executed and delivered by authorized officers of Concorde and Guarantors, and is the valid agreement and obligation of Concorde and Guarantors legally binding upon and enforceable against them, in accordance with its terms.

       (d)   The Class A Preferred Shares issued pursuant to
   Section 2.1 hereof have been duly authorized and validly issued and, assuming cancellation of that portion of outstanding principal of the Debenture as set forth in
   Section 2.2, are fully paid and nonassessable; Concorde has no other shares of any class of preferred stock issued or outstanding and has no obligation to issue any such preferred stock; the only shares of capital stock of Concorde issued and outstanding as of the date hereof, prior to the issuance of the Preferred Shares, are 6,952,176 shares, $.10 par value, of Common Stock, all of which shares of common stock have been duly authorized and validly issued and are fully paid and nonassessable.

       (e) Subject to the Mark Twain Consent, as set forth in Section 8.1, neither the execution nor the delivery of this Second Amendment nor Concorde's and Guarantors' performance of and compliance with the terms and provisions hereof, including the issuance of the Class A Preferred Shares, will conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Assets of Concorde or any of the Guarantors pursuant to, or require any authorization, consent, approval, exemption or other action by or notice to or filing with any court, governmental body, administrative agency or other Person pursuant to, the charter or bylaws of Concorde or any of the Guarantors, any agreement (including any agreement with stockholders), lease, indenture, mortgage, security agreement or other instrument (other than agreements, leases, indentures, mortgages, security agreements and other instruments relating to the Mark Twain Liabilities), or any order, judgment, decree, arbitration award, law, rule or regulation to or by which Concorde or any of the Guarantors or any of Concorde's Assets are subject or bound.

       (f) The 1994 Receivables are and will be valid debts owed by Students, fully transferrable and assignable to CenCor. None of the 1994 Receivables are, nor will be, (i) guaranteed student loans, (ii) subject to any rules or regulations of the U.S. Department of Education regarding collection procedures, or
   (iii) subject to any pending, or to Concorde's knowledge, threatened, litigation or counterclaim by a Student.

    9.2  Of CenCor.

       (a) CenCor is a corporation duly organized and validly existing in good standing under the laws of the State of Delaware.

       (b) CenCor has all requisite power and authority to enter into and perform this Second Amendment and to execute, deliver and perform its obligations thereunder. The Second Amendment has been duly authorized by all necessary corporate action by and has been duly executed and delivered by authorized officers of CenCor and is the valid agreement and obligation of CenCor legally binding upon and enforceable against it, in accordance with its terms.

       (c) CenCor acknowledges (i) that the issuance of the Class A Preferred Shares has not been registered pursuant to the Securities Act of 1933, as amended, but rather such Class A Preferred Shares are being offered by Concorde in reliance on an exemption therefrom; (ii) that CenCor is acquiring the Class A Preferred Shares with the intention of holding such shares and not with a view to resale; and (iii) that in determining the availability of such exemptions from registration, Concorde is relying upon such represented intentions of CenCor.

      (d) Neither the execution nor the delivery of this Second Amendment nor CenCor's performance of and compliance with the terms and provisions hereof, will conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or require any authorization, consent, approval, exemption or other action by or notice to or filing with any court, governmental body, administrative agency or other Person pursuant to, the charter or bylaws of CenCor, any agreement (including any agreement with stockholders), lease, indenture, mortgage, security agreement or other instrument, or any order, judgment, decree, arbitration award, law, rule or regulation to or by which CenCor is subject or bound.

                          ARTICLE X
                        Miscellaneous

   10.1 Attorneys' Fees. Notwithstanding anything in the Agreement or herein to the contrary, Concorde shall pay to CenCor in cash CenCor's expenses in connection with the negotiation of this Second Amendment, including the Exchange, and the consummation of the transactions contemplated thereby, including attorneys' fees and expenses within ten
(10) business days after receiving an invoice from CenCor with supporting documentation, which the parties agree shall not exceed $7,500.00 in the aggregate.

   10.2 Ratification. All provisions of the Agreement not specifically amended in this Second Amendment are hereby ratified and reaffirmed.

   10.3 Governing Law. Except as otherwise provided by express reference to the Uniform Commercial Code, this Second Amendment shall be construed in accordance with and governed by the laws, statutes and decisions of the State of Missouri, to the non-exclusive jurisdiction of whose courts, state and federal, Concorde and Guarantors irrevocably agree to submit.

   10.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

   10.5 Further Assurances. Concorde and the Guarantors will execute, and pursuant to the provisions of the Mark Twain Consent, Mark Twain Bank will execute, all additional documents reasonably necessary to effectuate the transaction contemplated herein, including without limitation those documents to transfer the Substituted Receivables to CenCor free and clear of all liens and encumbrances.

       IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to the Agreement to be executed by their respective duly authorized officers as of the day and year first above written.

       Oral agreements or commitments to loan money, extend credit or to forbear from enforcing repayment of a debt including promises to extend or renew such debt are not enforceable. To protect the debtor and creditor from misunderstanding or disappointment, any agreements we reach covering such matters are contained in this writing, which is the complete and exclusive statement of the agreement between us, except as we may later agree in writing to modify it.

                              CENCOR, INC.
ATTEST:

   /s/ Lisa M. Henak          By:      /s/ Patrick F. Healy
________________________           _____________________________

       Secretary                         Patrick F. Healy,
                                       Vice President-Finance

                       ACKNOWLEDGEMENT


STATE OF MISSOURI   )
                    ) ss.
COUNTY OF JACKSON   )

   BE IT REMEMBERED, that on this 15 day of November, 1994, before me, the undersigned, a notary public in and for said state, came Patrick F. Healy, Vice President-Finance of CenCor, Inc., a Delaware corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal at my office in Kansas City, Missouri, the day and year last above mentioned.


                             /s/ Marlene E. Baswell
                        ________________________________

                          Notary Public in and for said
                          County and State

My commission expires:

July 27, 1997

                             CONCORDE CAREER COLLEGES, INC.
ATTEST:

   /s/ Lisa M. Henak         By:        /s/ Gregg Gimlin
__________________________         ____________________________

       Secretary                         M. Gregg Gimlin
                                          Vice President

                       ACKNOWLEDGEMENT

STATE OF MISSOURI   )
                    ) ss.
COUNTY OF JACKSON   )

   BE IT REMEMBERED, that on this   15   day of November,
1994, before me, the undersigned, a notary public in and for said state, came M. Gregg Gimlin, Vice President of Concorde Career Colleges, Inc., a Delaware corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal at my office in Kansas City, Missouri, the day and year last above mentioned.


                              /s/ Marlene E. Baswell
                        _____________________________________

                            Notary Public in and for said
                            County and State


My commission expires:

July 27, 1997


                            MINNESOTA INSTITUTE OF MEDICAL
                            AND DENTAL ASSISTANTS, INC.
ATTEST:
    /s/ Lisa M. Henak       By:         /s/ A. Eugene Johnson
__________________________        ________________________________

        Secretary                         A. Eugene Johnson
                                                President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this    15th day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson President of Minnesota Institute of Medical and Dental Assistants, Inc. a Minnesota corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal at my office in Kansas City, Missouri the day and year last above mentioned.


                               /s/ Lisa M. Henak
                        ___________________________________

                           Notary Public in and for said
                           County and State

My commission expires:

September 7, 1996

                             TEXAS COLLEGE OF MEDICAL AND
                             DENTAL ASSISTANTS, INC.
ATTEST:

   /s/ Lisa M. Henak         By:       /s/ A. Eugene Johnson
_______________________            ______________________________
    Secretary                             A. Eugene Johnson
                                               President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this 15th day of November, 1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of Texas College of Medical and Dental Assistants, Inc. a Texas corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and
affixed my official seal at my office in Kansas City,
Missouri   the day and year last above mentioned.

                             /s/ Lisa M. Henak
                        ______________________________________

                             Notary Public in and for said
                             County and State


My commission expires:

September 7, 1996

                            UNITED HEALTH CAREERS INSTITUTE,
                            INC.
ATTEST:

    /s/ Lisa M Henak        By:      /s/ A. Eugene Johnson
_________________________         ____________________________
        Secretary                       A. Eugene Johnson
                                             President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this  15th   day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of United Health Careers Institute, Inc. a California corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and
affixed my official seal at my office in Kansas City,
Missouri   the day and year last above mentioned.


                               /s/ Lisa M. Henak
                        ___________________________________

                           Notary Public in and for said
                           County and State


My commission expires:

September 7, 1996

                              SOUTHERN CALIFORNIA COLLEGE OF
                              MEDICAL AND DENTAL ASSISTANTS,
                              INC.
ATTEST:

    /s/ Lisa M. Henak         By:     /s/ A. Eugene Johnson
__________________________          ____________________________
        Secretary                        A. Eugene Johnson
                                              President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this         day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of Southern California College of Medical and Dental Assistants, Inc. a California corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and
affixed my official seal at my office in Kansas City,
Missouri   the day and year last above mentioned.


                              /s/ Lisa M. Henak
                        _________________________________

                          Notary Public in and for said
                          County and State

My commission expires:

September 7, 1996

                             COLLEGES OF DENTAL AND MEDICAL
                             ASSISTANTS, INC.
ATTEST:

   /s/ Lisa M. Henak         By:      /s/ A. Eugene Johnson
_______________________            ___________________________
        Secretary                       A. Eugene Johnson
                                             President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this   15th   day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of Colleges of Dental and Medical Assistants, Inc. a California corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and
affixed my official seal at my office in Kansas City,
Missouri   the day and year last above mentioned.


                               /s/ Lisa M. Henak
                        ______________________________________

                             Notary Public in and for said
                             County and State

My commission expires:

September 7, 1996

                               COMPUTER CAREER INSTITUTE, INC.
ATTEST:

   /s/ Lisa M. Henak           By:      /s/ A. Eugene Johnson
__________________________           ____________________________
    Secretary                            A. Eugene Johnson
                                             President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this   15th   day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of Computer Career Institute, Inc. an Oregon corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and
affixed my official seal at my office in Kansas City,
Missouri   the day and year last above mentioned.


                              /s/ Lisa M.Henak
                        _________________________________

                          Notary Public in and for said
                          County and State

My commission expires:

September 7, 1996

                             CONCORDE CAREERS-FLORIDA, INC.
ATTEST:

    /s/ Lisa M. Henak        By:      /s/ A. Eugene Johnson
__________________________         ______________________________

    Secretary                            A. Eugene Johnson
                                              President

                       ACKNOWLEDGEMENT

STATE OF Missouri   )
                    ) ss.
COUNTY OF Jackson   )

   BE IT REMEMBERED, that on this   15th    day of November,
1994, before me, the undersigned, a notary public in and for said state, came A. Eugene Johnson, President of Concorde Careers-Florida, Inc. a Florida corporation, to me personally known to be such officer and the same person who executed as such officer the foregoing instrument on behalf of said corporation, and such person duly acknowledged the execution of the same to be the act and deed of said corporation.

   IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal at my office in Kansas City, Missouri the day and year last above mentioned.


                              /s/ Lisa M. Henak
                        _________________________________

                          Notary Public in and for said
                          County and State

My commission expires:

 September 7, 1996

                          EXHIBIT A

             ASSIGNMENT AND ACCEPTANCE AGREEMENT
                         AND RECEIPT


       Subject to the terms and conditions of the Second Amendment to the Restructuring, Security and Guaranty Agreement, dated as of November 15, 1994 (the "Second Amendment"), by and among CenCor, Inc., a Delaware corporation ("CenCor"); Concorde Career Colleges, Inc., a Delaware corporation ("Concorde"); Minnesota Institute of Medical and Dental Assistants, Inc.; Texas College of Medical and Dental Assistants, Inc.; United Health Careers Institute, Inc.; Southern California College of Medical and Dental Assistants, Inc.; Concorde Careers - Florida, Inc.; Colleges of Dental and Medical Assistants, Inc.; and Computer Career Institute, Inc., Concorde does hereby irrevocably assign, transfer, sell, deliver and set over to CenCor all of Concorde's right, title and interest, as of the close of business on the date hereof, in and to the 1994 Receivables and CenCor hereby accepts such assignment subject to such terms.

       Furthermore, subject to the terms and conditions of the Second Amendment, CenCor acknowledges receipt of three hundred thousand (300,000) shares, $.10 par value, of Class A Redeemable Preferred Stock of Concorde as payment in full of three million dollars ($3,000,000) of the outstanding principal amount of the Junior Secured Debenture issued by Concorde, dated October 30, 1992 (the "Debenture"), and the resulting reduction of the outstanding principal amount of the Debenture to $2,422,307 as of the date hereof.

       IN WITNESS WHEREOF, the parties hereto have executed this Assignment Agreement as of November 15, 1994.

CONCORDE CAREER COLLEGES, INC.     CENCOR, INC.

By:     /s/ M. Gregg Gimlin        By:     /s/ Patrick F.Healy
     _________________________          ____________________________
          M. Gregg Gimlin,                    Patrick F. Healy,
          Vice President                   Vice President-Finance

                          EXHIBIT B

               CONCORDE CAREER COLLEGES, INC.

             Certificate of Designations of the
                     Class A Redeemable
                       Preferred Stock

                  Par Value 0.10 Per Share
             Liquidation Value $10.00 Per Share

                      ________________

               Pursuant to Section 151 of the
      General Corporation Law of the State of Delaware


       The undersigned, the President of Concorde Career
Colleges, Inc., a Delaware corporation (hereinafter called the "Corporation"), DOES HEREBY CERTIFY that:

       1. The following resolution has been duly adopted by the Board of Directors of the Corporation (the "Board of Directors"):

       RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Corporation by the provisions of the Restated Certificate of Incorporation, as amended, and the Amended and Restated Bylaws, the Board of Directors hereby authorizes the issuance of a series of the preferred stock (the "Preferred Stock") of the Corporation which shall consist of 300,000 shares of the Corporation's Preferred Stock and hereby fixes the designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof of the shares of such series as follows:

         (i) Designation. The designation of said series of the Preferred Stock shall be Class A Redeemable Preferred Stock (the "Class A Preferred Stock"). The number of shares of
Class A Preferred Stock shall be 300,000. The liquidation value of the Class A Preferred Stock shall be $10.00 per share. The shares of Class A Preferred Stock shall be issued as full shares.

         (ii) Dividends.  The shares of Class A
Preferred Stock shall be entitled to receive cumulative dividends, as declared by the Board of Directors or a duly authorized committee thereof (an "Authorized Board Committee"), out of funds legally available for the payment of dividends, (the "Dividends") and at a variable annual rate, all as set forth in this Section (ii).

       (a) For so long as the Corporation's junior secured debenture, dated October 30, 1992 and issued in the original principal amount of $5,422,307 (the "Debenture"), or any portion of the principal amount thereof, is outstanding, the annual rate of the Dividend shall be equal to 73% of the current interest rate on the Debenture, as of the first day of calendar quarter during which the Dividend is earned, as calculated based on the liquidation value of the Class A Preferred Stock set forth in Section (iv), below;

         (b) commencing upon the retirement, in full, of the Debenture (the "Debenture Repayment Date"), the annual rate of the Dividend shall be equal to 2% above the prime rate charged, as of the first day of calendar quarter during which the Dividend is earned, by Mark Twain Kansas City Bank, as calculated based on the liquidation value of the Class A Preferred Stock set forth in Section (iv), below;

         (c) provided that, notwithstanding the foregoing, the annual rate of the Dividends shall not exceed 12% of the per share liquidation value of the Class A Preferred Stock, as set forth in Section (iv), below ($1.20 per share).

       Dividends shall be earned from date of original issue of a share of Class A Preferred Stock, however they shall not be paid, but rather accrued until the Debenture Repayment Date (the "Initial Accrued Dividends"). Upon the Debenture Repayment Date, future earned Dividends shall be payable in cash, commencing on the last day of the calendar quarter which occurs following the Debenture Repayment Date (the "Initial Dividend Payment Date") with respect to the period commencing on the Debenture Repayment Date and ending the day prior to the Initial Dividend Payment Date, and thereafter quarterly on March 31, June 30, September 30 and December 31 in each year (the "Dividend Payment Dates") with respect to the quarterly period ending on the March 30, June 29, September 29 and December 30, respectively, next preceding such Dividend Payment Date, to stockholders of record on the record date, not exceeding sixty days preceding the Initial Dividend Payment Date or such Dividend Payment Date, respectively, fixed for the purpose by the Board of Directors or an Authorized Board Committee in advance of each particular dividend. The amount of dividends payable on shares of Class A Preferred Stock, for each full quarterly dividend period shall be computed by dividing by four the annual rate per share set forth in this paragraph (ii).

       The Initial Accrued Dividends shall be paid ratably over 12 calendar quarters, commencing with the calendar quarter which ends immediately after the Debenture Repayment Date. Payment of the Initial Accrued Dividends shall be made on the Initial Dividend Payment Date and the following 11 Dividend Payment Dates, to stockholders of record on the respective record dates for such Dividend Payment Dates.

       Notice of the current rate of Dividends, which shall detail the basis for such determination, shall be given by the Corporation on a quarterly basis to the holders of record of the shares of Class A Preferred Stock as of the record date for such Dividends, at their respective addresses appearing on the books of the Corporation. Such notice shall be given on each Dividend Payment Date (including the Initial Dividend Payment
Date), and, prior to the Debenture Repayment Date, shall be given each December 31, March 31, June 30 and September 30.

       Notice of the Debenture Repayment Date shall be given by the Corporation, promptly upon its determination, to the holders of record of the shares of Class A Preferred Stock on such date, at their respective addresses appearing on the books of the Corporation.

       Dividends payable on the Class A Preferred Stock for the initial dividend period and for any other period which is less than a full quarterly period shall be computed on the basis of a 360-day year of twelve 30-day months.

         (iii) Optional Redemption.  The
Corporation at any time and from time to time may at its option redeem all, or any number less than all, of the outstanding shares of Class A Preferred Stock. Any redemption of shares of Class A Preferred Stock shall be effected at a redemption price of $10.00 per share plus, in each case, an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on such share of Class A Preferred Stock to the date fixed for redemption. Notice of any proposed redemption of shares of Class A Preferred Stock shall be given by the Corporation by mailing a copy of such notice no less than 20 days nor more than 60 days prior to the date fixed for such redemption to holders of record of the shares of Class A Preferred Stock to be redeemed at their respective addresses appearing on the books of the Corporation. Said notice shall specify the shares called for redemption, the redemption price and the place at which and date on which the shares called for redemption will, upon presentation and surrender of the certificates of stock evidencing such shares, be redeemed and the redemption price therefor paid. In the case of the redemption of less than all the outstanding shares of Class A Preferred Stock, such redemption shall be of full shares selected by lot among all then outstanding Class A Preferred Stock in such manner as may be prescribed by the Board of Directors. From and after the date fixed in any such notice as the date of redemption of shares of Class A Preferred Stock, unless default shall be made by the Corporation in providing monies at the time and place specified for the payment of the redemption price pursuant to such notice, all dividends on the Class A Preferred Stock thereby called for redemption shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price, shall cease and terminate.

       All shares of Class A Preferred Stock which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors or an Authorized Board Committee.

         (iv) Priority of Class A Preferred Stock. The shares of Class A Preferred Stock shall be preferred as to assets over the shares of the Common Stock or any other capital stock of the Corporation ranking junior to the Class A Preferred Stock upon liquidation, dissolution or winding up of the Corporation so that in the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Class A Preferred stock shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus or earnings, after distribution and payment in full to the holders of any capital stock of the Corporation ranking prior to the Class A Preferred Stock upon liquidation, dissolution or winding up of the Corporation of the preferential amounts and dividends payable thereon, and before any distribution is made to holders of shares of the Common Stock or any other capital stock of the Corporation ranking junior to the Class A Preferred stock upon liquidation, dissolution or winding up of the Corporation, an amount equal to $10.00 per share plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid on such share of Class A Preferred Stock to the date of final distribution. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of shares of

Class A Preferred Stock or any capital stock ranking on a par with the Class A Preferred Stock upon liquidation, dissolution or winding up of the Corporation, shall be insufficient to pay in full the preferential amounts to which such stock would be entitled, then such assets, or the proceeds thereof, shall be distributable among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereof were payable in full. For the purposes hereof, neither a consolidation nor a merger of the Corporation with one or more other corporations, nor a sale or a transfer of all or substantially all of the assets of the Corporation, shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, of the Corporation.

         (v) Voting Rights.

       (I) Notwithstanding anything herein to the contrary, so long as any shares of the Class A Preferred Stock remain outstanding, the Corporation will not, either directly or indirectly or through merger or consolidation with any other corporation, without the affirmative unanimous vote at a meeting, or the written consent with or without a meeting, of the holders of the shares of Class A Preferred Stock then outstanding, amend, alter or repeal any of the provisions of the Certificate of Designations of the Class A Preferred Stock or the certificate of Incorporation of the Corporation, or authorize any reclassification of the Class A Preferred Stock, so as in any such case to affect adversely the preferences, special rights or powers of the Class A Preferred Stock, or authorize any capital stock of the Corporation ranking, either as to payment of dividends or upon liquidation, dissolution or winding up of the Corporation, prior to the Class A Preferred Stock.

       (II) Notwithstanding anything herein to the contrary, so long as any shares of the Class A Preferred Stock remain outstanding, the Corporation will not, either directly or indirectly or through merger or consolidation with any other corporation, without the affirmative unanimous vote at a meeting, or the written consent with or without a meeting, of the holders of the shares of Class A Preferred Stock then outstanding, increase the authorized number of shares of Class A Preferred Stock, increase the authorized number of shares of Preferred Stock or create, or increase the authorized number of shares of, any other class of capital stock of the Corporation ranking on a parity with the Class A Preferred Stock either as to payment of dividends or upon liquidation, dissolution or winding up of the Corporation.

       (III) In exercising the voting rights set forth in this paragraph or when otherwise granted voting rights by operation of law, each share of Class A Preferred Stock shall be entitled to one vote.

       (IV) No consent of holders of the Class A Preferred Stock shall be required for (a) the creation of any indebtedness of any kind of the Corporation, (b) the authorization or issuance of any class of capital stock of the Corporation ranking junior to the Class A Preferred Stock in payment of dividends and upon liquidation, dissolution or winding up of the Corporation, or (c) subject to clauses (I) and (II) of this Section, the authorization or issuance of any shares of Preferred Stock, including any additional shares of Class A Preferred Stock.

         (vi) Amendment. The Board of Directors reserves the right by subsequent amendment of this resolution from time to time to decrease the number of shares which constitute the Class A Preferred Stock (but not below the number of shares thereof then outstanding) and, subject to anything to the contrary set forth in the Restated Certificate of Incorporation, as amended, of the Corporation applicable to the Preferred Stock, to subdivide the number of shares, the par value per share and the liquidation value per share of the Class A Preferred Stock, and in other respects to amend, within the limitations provided by law, this resolution and the Restated Certificate of Incorporation, as amended, of the Corporation.

       IN WITNESS WHEREOF, the Corporation has caused this Certificate to be duly executed on its behalf by its undersigned President and attested to by its Secretary this 15th day of November, 1994.


                                  /s/ Jack L. Brozman, President
                              _______________________________________

                                    Jack L. Brozman, President

[Corporate Seal]


ATTEST:

    /s/ Lisa M. Henak
___________________________

         Secretary

                          EXHIBIT C

                           CONSENT


       The undersigned, Mark Twain Kansas City Bank, a
Missouri banking corporation, hereby consents to the terms and provisions of the Second Amendment to the Restructuring, Security and Guaranty Agreement, dated as of November 15, 1994 (the "Second Amendment"), by and among CenCor, Inc. ("CenCor"); Concorde Career Colleges, Inc. ("Concorde"); Minnesota Institute of Medical and Dental Assistants, Inc.; Texas College of Medical and Dental Assistants, Inc.; United Health Careers Institute, Inc.; Southern California College of Medical and Dental Assistants, Inc.; Concorde Careers - Florida, Inc.; Colleges of Dental and Medical Assistants, Inc.; and Computer Career Institute, Inc., and, specifically to the Exchange and the Assignment of the 1994 Receivables by Concorde to CenCor (as those terms are defined in the Second Amendment), waives the restrictions regarding issuance of stock by Concorde contained in Section 10.11 of the Mark Twain Agreement, and agrees to comply with and perform its duties and obligations under Sections 8.2 and 10.5 of the Second Amendment.


Dated:  November 11, 1994


                              MARK TWAIN KANSAS CITY BANK



                              By: /s/ Mark Degner
                                 Mark Degner, its
                                 Senior Vice President

                        EXHIBIT 10(n)

                   SUBORDINATION AGREEMENT


   THIS SUBORDINATION AGREEMENT dated this 15th day of November, 1994 is among CONCORDE CAREER COLLEGES, INC.
("Concorde"), CENCOR, INC. ("CenCor"), and MARK TWAIN KANSAS
CITY BANK, a Missouri banking corporation ("Bank").

   WHEREAS, Concorde is indebted to Bank pursuant to a Revolving Credit, Security and Guaranty Agreement dated
September 3, 1991, as amended by Amendment No. One dated April
30, 1992 and Amendment No. Two dated April 30, 1993 ("Credit
Agreement");

   WHEREAS, ConCorde is indebted to CenCor pursuant to a Restructuring, Security and Guaranty Agreement dated October
30, 1992, as amended by the First Amendment dated December 30,
1993 and the Second Amendment dated November 15, 1994
("Restructuring Agreement");

   WHEREAS, the subsidiaries of ConCorde have guaranteed
ConCorde's obligations to CenCor and to the Bank;

   WHEREAS, ConCorde and its subsidiaries have executed and filed UCC Financing Statements with the Secretary of State for the States of Kansas, Missouri, California, Colorado, Oregon, Texas, Florida, and Tennessee as well as with certain local recorders of deeds in order to perfect the security interest of the Bank in certain assets of ConCorde and its subsidiaries (the "Bank Lien");

   WHEREAS, ConCorde and its subsidiaries have executed and filed UCC Financing Statements with the Secretary of State for the States of Kansas, Missouri, California, Colorado, Oregon, Texas, Florida, and Tennessee as well as with certain local recorders of deeds in order to perfect the security interest of CenCor in certain assets of ConCorde and its subsidiaries (the "CenCor Lien");

   WHEREAS, in connection with the First Amendment and Second
Amendment to the Restructuring Agreement, ConCorde transferred to CenCor certain receivables;

   WHEREAS, pursuant to the terms of the First Amendment and Second Amendment to the Restructuring Agreement, ConCorde agreed to transfer certain additional receivables to CenCor at the occurrence of certain specified events;

   WHEREAS, the Bank consented to the First Amendment and Second Amendment to the Restructuring Agreement and the related transfer of receivables to CenCor and agreed to execute all necessary or appropriate documents to effectuate the transfer of the receivables to CenCor free and clear of all liens, security interests and other encumbrances; and

   WHEREAS, the Bank benefitted from the transfer of receivables to CenCor because such transfer increased the net worth of ConCorde and the likelihood of ConCorde's continued operations.

   NOW, THEREFORE, in consideration of the mutual promises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

   I. Bank hereby consents to the transfer of the Receivables as defined in the First Amendment to the Restructuring
Agreement, the Substituted Receivables as defined in the First
Amendment to the Restructuring Agreement, and the 1994
Receivables as defined in the Second Amendment to the Restructuring Agreement (cumulatively such Receivables,
Substituted Receivables and 1994 Receivables shall be referred to as "Written Off Receivables").

   II. Bank agrees to release any and all liens it has in the Written Off Receivables.

   III. If for any reason Bank's release of the Bank Lien is determined to be without effect, including without limitation due to the nonfiling of releases or partial releases of UCC-1 Financing Statements, Bank further agrees that the Bank's Lien in the Written Off Receivables shall be subordinate to CenCor's Lien, notwithstanding the chronological order in which any UCC Financing Statements are filed.

   IV. Bank agrees to execute all additional documents reasonably necessary to effectuate the agreements herein and the transactions contemplated in the First Amendment and Second
Amendment to the Restructuring Agreement, including those documents to release the Bank's Lien in the Written Off
Receivables.

   V. This Agreement is binding upon and shall inure to the benefit of the parties hereto and their successors and assigns.

   VI. This Agreement shall be construed in accordance with the laws of the State of Missouri.

          CONCORDE CAREER COLLEGES, INC.



          BY:  /s/ GREGG GIMLIN

          CENCOR, INC.



          BY:  /s/ PATRICK F. HEALY


          MARK TWAIN KANSAS CITY BANK



          BY:  /s/ MARK DEGREN
          TITLE: Senior Vice President

                        EXHIBIT 10(o)

                    SETTLEMENT AGREEMENT


   This Agreement is made this 27th day of March, 1995 by and among CenCor, Inc., a Delaware corporation ("CenCor"), its wholly owned subsidiary, Century Acceptance Corporation, a Delaware corporation ("Century") (collectively CenCor, Century and the wholly owned subsidiaries of Century shall be referred to herein as "CenCor and its Affiliates"), Jack L. Brozman, Executor of the Estate of Robert F. Brozman, deceased (the "Estate"), and Jack L. Brozman, Successor Trustee under the Robert F. Brozman Trust U/A dated December 28, 1989, as amended (the "Trust").

   WHEREAS, CenCor and its Affiliates have asserted certain claims against the Estate and Trust arising from the actions of the late Robert F. Brozman as a director and officer of CenCor and its Affiliates which have been disputed by the Estate and Trust; and

   WHEREAS, the Trust is the legal and beneficial owner of Five Hundred Ninety Seven Thousand Sixty Four (597,064) shares of common stock of CenCor (the "Brozman Stock"); and

   WHEREAS, CenCor and its Affiliates, the Estate and the Trust have agreed to settle the disputes between them on the terms and conditions herein, subject to approval of this Agreement by the District Court of Johnson County, Kansas, Probate Division in that case entitled "In the Matter of the Estate of Robert F. Brozman, Deceased," Case No. 91P-393 (the "Probate Court").

   NOW, THEREFORE, in consideration of the payments to be made by the Estate and the transfer of the Brozman Stock by the Trust to CenCor, the mutual releases to be given by the parties, and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

   1.  Cash Payments.  The Estate agrees to pay to CenCor Six
Hundred Thousand Dollars ($600,000) in the form of a cashier's check or wire transfer within fifteen (15) days after approval of this Agreement by the Probate Court.

   2. Stock Payment. On or before the Stock Transfer Date (as defined in paragraph 4), the Trust shall transfer all or part of the Brozman Stock to CenCor based upon the Year End Fair Market Value (as defined in paragraph 3) as follows:

       (a) If the Year End Fair Market Value of the Brozman Stock is determined to be Four Hundred Thousand Dollars ($400,000) or less, then the Trust shall transfer all of the Brozman Stock to CenCor on or before the Stock Transfer Date.

   (b) If the Year End Fair Market Value of the Brozman Stock is determined to be in excess of Four Hundred Thousand Dollars ($400,000), then the Trust shall transfer to CenCor on or before the Stock Transfer Date the number of shares of the Brozman Stock which have an aggregate value of (i) $400,000 plus (ii) one-half (1/2) of the amount by which the Year End Fair Market Value of the Brozman Stock exceeds $400,000.

   3.  Valuation of the Brozman Stock.  The Year End Fair
Market Value means the fair market value of the Brozman Stock as of December 31, 1995 determined in the following manner:

       (a) The parties will use their best efforts to mutually agree upon the Year End Fair Market Value prior to December 31, 1995.

       (b) If the parties are unable to agree upon the Year End Fair Market Value, the parties will use their best efforts to mutually select an appraiser to determine the Year End Fair Market Value prior to December 31, 1995. If the parties are unable to agree upon either the Year End Fair Market Value or an appraiser prior to December 31, 1995, the judge of the Probate Court who presided over the administration of the Estate (the "Probate Judge") shall select the appraiser. CenCor and the Trust shall each submit the name of three (3) appraisers with a description of their qualifications to the Probate Judge and the other parties on or before January 5, 1996. Any party may submit a written objection to the Probate Judge and the other parties on or before January 10, 1996 with respect to any appraiser submitted by another party. The parties shall request that the Probate Judge select the appraiser by January 19, 1996. If the Probate Court declines to select an appraiser by January 19, 1996, CenCor and the Trust shall each select an appraiser by January 25, 1996 and those appraisers shall mutually select by January 31, 1996 an appraiser to determine the Year End Fair Market Value.

       (c) The appraiser selected by mutual agreement of the parties, by the Probate Judge or by mutual agreement of the two appraisers selected by CenCor and the Trust (the "Appraiser") may use the guidelines of the Internal Revenue Service and the U. S. Treasury Department, among other criteria, to determine the Year End Fair Market Value, as the Appraiser deems appropriate and to the extent such guidelines are consistent with the terms of this Agreement. In determining the Year End Fair Market Value, the Appraiser shall not adjust the value of the Brozman Stock
   (i) for any premium or discount by reason of the Brozman Stock being considered a minority interest, a majority interest or a controlling interest, nor (ii) for any discount arising solely by reason of the common stock of CenCor not being listed on an exchange or actively traded. Furthermore, the Appraiser shall exclude the $600,000 payment received by CenCor pursuant to paragraph 1 when determining the Year End Fair Market Value. The cost of the appraisal, if necessary, shall be borne equally by the Estate and CenCor.

       (d) The parties and any selected Appraiser shall use their best efforts to determine the Year End Fair Market
   Value by March 31, 1996.

     4. Stock Transfer Date. The Stock Transfer Date shall be three (3) business days after the first of the following events to occur: (i) the parties mutually agree upon the Year End Fair Market Value, (ii) the Appraiser determines the Year End Fair Market Value, (iii) the sale or liquidation of substantially all of the assets of CenCor or Century such that substantially all of the remaining assets of CenCor on a consolidated basis are cash or cash equivalents and substantially all of the liabilities of CenCor have been paid or finally determined, or (iv) March 31, 1996.

     5.   Mutual Release.

          (a)  Subject to the conditions set forth in
     paragraphs 9 and 10, CenCor and its Affiliates do hereby release as of the Effective Date (as defined in paragraph
     12) the Estate, its executor in his capacity as executor, the Trust and its trustee in his capacity as trustee from any claim, cause of action, agreement or demand whatsoev-er, whether known or unknown, and whether or not heretofore asserted, which CenCor and its Affiliates, or any of them, ever had or now have or ever claimed to have had by reason of any transaction, activity or omission by Robert Brozman.

          (b) The Estate and Trust do hereby release, as of the Effective Date, CenCor and its Affiliates and the officers and directors of CenCor and each of its Affiliates from any claim, cause of action, agreement or demand whatsoever, whether known or unknown, and whether or not heretofore asserted, which the Estate or Trust ever had or now has or ever claimed to have against CenCor, its Affiliates or their officers and directors of any kind whatsoever.

     6.   Representation by Estate and Trust.  The Estate and
Trust jointly and severally represent and warrant, as of the date of this Agreement and as of the date of the transfer of the Brozman Stock, as follows:

          (a) The Trust is the legal and beneficial owner of 597,064 shares of common stock of CenCor. The Estate does not own, hold or have a beneficial interest in any shares of common stock of CenCor.

          (b) The Brozman Stock is owned by the Trust free and clear of any lien, pledge, security interest, encumbrance or other interest whatsoever, except for that certain pledge of the Brozman Stock to Mercantile Bank of Kansas City pursuant to a Pledge Agreement dated August 29, 1991 (the "Pledge Agreement"). The claims of all of the Beneficiaries listed on Exhibit "A" of the Pledge Agreement (the "Beneficiaries") except CenCor have been fully satisfied and, therefore, none of the Beneficiaries except CenCor has a security interest in the Brozman Stock pursuant to the Pledge Agreement. The Trust will not transfer, assign, pledge, gift or grant any interest whatsoever in the Brozman Stock to any person or entity other than to CenCor.

          (c) This Agreement is binding upon the Estate, the executor of the Estate, the devisees, legatees and heirs of Robert Brozman, the Trust and the trustee(s) and beneficiaries of the Trust.

          (d) Jack Brozman, as executor of the Estate has the legal authority and capacity to enter into this Agreement on behalf of the Estate and to legally bind the Estate and its devisees, legatees and heirs.

          (e) Jack Brozman, as trustee of the Trust has the legal authority and capacity to enter into this Agreement on behalf of the Trust and to legally bind the Trust and its beneficiaries.

          (f) The Estate will not make any distributions out of the Estate until the payment to CenCor set forth in paragraph 1 has been made.

     7. Representatives by CenCor and its Affiliates. CenCor and Century jointly and severally represent and warrant that this Agreement is binding upon CenCor and its Affiliates and their successors and assigns and has been approved by all requisite corporate action.

     8. Termination of Options. The Estate and Trust agree that any and all options or warrants to acquire stock in CenCor or its Affiliates that either entity may own or hold are hereby terminated.

     9. Conditions to Release of Estate by CenCor and its Affiliates. The Release of the Estate by CenCor and its Affiliates herein is conditioned upon occurrence of each of the following:

          (a) execution of the Consent attached hereto as Exhibit "A" by all of the Brozman Relatives listed on such Consent;

          (b) approval of this Agreement by an Order of the Probate Court;

          (c) the Estate timely making the payment to CenCor pursuant to paragraph 1; and

          (d) compliance by the Estate with all the agreements, covenants, representations and warranties herein.

     10. Conditions to Release of Trust by CenCor and its Affiliates. The Release of the Trust by CenCor and its Affiliates herein is conditioned upon occurrence of each of the following:

          (a) execution of the Consent attached hereto as Exhibit "A" by all of the Brozman Relatives listed on such Consent;

          (b) approval of this Agreement by an Order of the Probate Court;

          (c) the Estate timely making the payment to CenCor pursuant to paragraph 1;

          (d) the Trust timely transferring the required shares of the Brozman Stock to CenCor, and

          (e) compliance by the Estate and Trust with all the agreements, covenants, representations and warranties therein.

     11. Petition for Probate Court Approval. The Estate agrees to file a Petition with the Probate Court seeking approval of this Agreement, including without limitation the cash payment set forth in paragraph 1, within two business days after execution of this Agreement.

     12. Effective Date. The Effective Date shall be the day on which the CenCor receives from the Estate the $600,000 payment pursuant to paragraph 1.

     13. Termination. This Agreement shall terminate if it is not approved by a final and nonappealable Order of the Probate
Court on or before May 31, 1995.

      14. Survival. All of the warranties and representations by the parties contained in this Agreement shall survive the transfer of the Brozman Stock to CenCor and shall remain in full force and effect.

     15. Notices. Any notice required to be given hereunder shall be sufficient if it is in writing, sent by hand-delivery, via fax, or by certified mail, return receipt requested and postage prepaid to the following address:

     To CenCor, Inc.:      George L. Bernstein, Director
                           CenCor, Inc.
                           1901 Walnut Street
                           Philadelphia, PA 19103
                           Fax:  (215) 963-1026

     To Century:           Dennis Berglund, President
                           Century Acceptance Corporation
                           1100 Main Street, Suite 2350
                           Kansas City, Missouri 64105
                           Fax:  (816) 221-6854

     To Estate:            Jack Brozman, Executor
                           1100 Main Street
                           Kansas City, Missouri 64105
                           Fax:  (816) 474-7610

     To Trust:             Jack Brozman, Trustee
                           1100 Main Street, Suite 416
                           Kansas City, Missouri 64105
                           Fax:  (816) 474-7610

A notice shall be deemed delivered (i) on the date it is hand delivered or faxed or (ii) on the third business day after it is mailed by certified mail. A party may change its address for purposes of receiving a notice hereunder by complying with this paragraph 15.

     16.  Miscellaneous Provisions.

          (a) Entire Agreement. This Agreement contains the entire agreement and understanding between the parties and supersedes all other written and oral agreements.

          (b) Burden and Benefit. The rights and duties under this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their successors and assigns and the devisees, legatees and heirs of Robert F. Brozman.

     (c) Governing Law. This Agreement is to be executed in Johnson County, Kansas. The parties agree that the construc-tion and interpretation of this Agreement shall be governed by the laws of the State of Kansas.

          (d) Headings and Exhibits. The headings to the various paragraphs are for convenience only and shall not affect the interpretation of this Agreement. All exhibits referenced herein are hereby incorporated into this Agreement.

          (e) Counterparts. This Agreement may be executed simultaneously in one or more counterparts, each of which may be deemed an original, but all of which together shall constitute one and the same agreement.

          (f) Further Assurances. In addition to the acts recited in this Agreement to be performed by the parties, the parties agree to perform or cause to be performed any and all such further acts as may be reasonably necessary to consummate the transactions contemplated herein, including without limitation the execution of such further documents or instruments as may be reasonably requested by the other party.

          (g) Attorneys' Fees. In the event of litigation or arbitration involving a dispute arising out of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys' fees and expenses from the other party.

     IN WITNESS WHEREOF, we have hereunto executed this Agreement the day and year first above-written.

                              CENCOR, INC.


                              By: RANDALL J. OPLIGER
                              Title: Chief Financial Officer


                              CENTURY ACCEPTANCE CORPORATION


                              By: DENNIS C. BERGLUND
                              Title: President/Chief
                                      Executive Officer

                              ESTATE OF ROBERT F. BROZMAN


                              By: JACK L. BROZMAN
                                   Jack L. Brozman, Executor


                              ROBERT F. BROZMAN TRUST



                              By: JACK L. BROZMAN
                                   Jack L. Brozman, Trustee

                         EXHIBIT "A"


     The following persons consent to the above Settlement
Agreement among CenCor, Inc., Century Acceptance Corporation, the Estate of Robert F. Brozman, deceased, and the Robert F.
Brozman Trust:

Date: March 28, 1995          /s/ BARBARA EDWARDS

                              Barbara Edwards


Date: March 27, 1995          /s/ JACK L. BROZMAN

                              Jack L. Brozman


Date: March 28, 1995          /s/ NANCY C. DALEY

                              Nancy C. Daley


Date: March 29, 1995          /s/ RICKI E. BROZMAN

                              Ricki E. Brozman


Date: March 24, 1995          /s/ LORETTA J. BROZMAN

                              Loretta J. Brozman


Date: March 25, 1995          /s/ ANNE FELD

                              Anne Feld


Date: March 24, 1995          /s/ ROSE MARIE FOWLER

                              Rose Marie Fowler

EXHIBIT 22

CENCOR, INC. AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT




Century Acceptance Corporation, 100% owned
The following is a list of Century's wholly-owned subsidiaries:

            Name                             State of Incorporation
     Century Finance Company of Alabama.     Alabama
     Century Finance Company of Colorado     Colorado
     Century Finance Company of Florida.     Florida
     Century Home Equity Corporation . .     Florida
     Century Finance Company, Inc.
       of Georgia                            Georgia
     Century Finance Company of Kansas .     Kansas
     Century Finance Company of Kentucky     Kentucky
     Century Finance Company of Louisiana    Louisiana
     Century Finance Company of Missouri     Missouri
     Century Finance Company of Omaha, Inc.  Nebraska
     Century Finance Company of
       Oklahoma, Inc.                        Oklahoma
     Century Finance Company of
       Greenville, Inc.                      South Carolina
     Century Finance Company of Tennessee    Tennessee
     Century Acceptance Corporation of Texas Texas
     Century Finance Company of Utah . .     Utah