Form 10-Q
period 1995-03-31
CENCOR INC
filed 1995-06-30
CIK 18497

CenCor, Inc.
                1100 Main Street, Suite 2350
                    Post Office Box 26098
                   Kansas City, MO  64196



                                                June 26, 1995



Securities and Exchange Commission
450 5th Street, N.W. Judiciary Plaza
Washington, D.C.  20549


Dear Ladies and Gentlemen:

     Pursuant to the regulations of the Securities and Exchange Commission, CenCor, Inc. ("the Company") submits herewith for filing the Company's quarterly report on Form
10-Q for the quarter ended March 31, 1995.

     This filing is being effected by direct transmission to the Commission's EDGAR system.

                              Very truly yours,



                              Terri Rinne
                              Corporate Secretary

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1995
Commission File No. 0-3417



                             CENCOR, INC.
   (Exact Name of Registrant as Specified in its Charter)



       Delaware                                43-0914033

(State of other jurisdiction of        (I.R.S. Employer ID
Incorporation or Organization)                Number)

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

                   Yes   X      No

As of May 23, 1995, CenCor, Inc. had 1,240,498 shares of
Common Stock, $1.00 par value outstanding with a market value of $1,318,029.


(The remainder of this page is left blank intentionally)

                        CENCOR, INC.

                          FORM 10-Q

                QUARTER ENDED MARCH 31, 1995


                            INDEX

Item                                              Page


                           PART I

1.   Financial Statements and Supplementary
     Data                                            1

2.   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                      2


                           PART II

1.   Legal Proceedings                              15

2.   Change in Securities                           15

3.   Defaults Upon Senior Securities                15

4.   Submission of Matters to a Vote of
     Security Holders                               15

5.   Other Information                              15

6.   Exhibits and Reports on Form 8-K               15

7.   Signatures                                     16

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

                        CenCor, Inc.

                 CONSOLIDATED BALANCE SHEETS

            March 31, 1995 and December 31, 1994


                           ASSETS



                                      March 31,     December 31,
                                        1995          1994
                                     (Unaudited)
Cash and cash equivalents           $  2,513,000   $  1,033,000

Net finance receivables, less
  allowance for credit losses of
  $5,119,000 ($5,194,000 in 1994)    103,168,000    104,125,000

Property and equipment, net            2,179,000      2,154,000

Unamortized debt issuance costs          548,000        667,000

Other assets                           3,465,000      3,965,000

   Total assets                     $111,873,000   $111,944,000

                        CenCor, Inc.

                 CONSOLIDATED BALANCE SHEETS

            March 31, 1995 and December 31, 1994

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                        March 31,    December 31,
                                          1995          1994
(Unaudited)
Liabilities and stockholders
  equity (deficit):

Accounts payable and liabilities      $  1,811,000   $ 2,265,000

Accrued interest                           587,000            --

Accrued interest - warrants              1,327,000     1,152,000

Unearned insurance commissions           2,667,000     2,654,000

Long-term debt                          99,541,000    99,407,000

Borrowings under line of credit         13,980,000    13,693,000

  Total liabilities                   $119,913,000  $119,171,000


Stockholders' equity (deficit):

Common stock, $1 par value, 2,000,000
shares authorized, 1,240,498 shares
issued and outstanding                   1,241,000    1,241,000

Paid-in capital                          2,805,000    2,805,000

Accumulated deficit                    (12,086,000) (11,273,000)

  Total stockholders' deficit           (8,040,000)  (7,227,000)

  Total liabilities and stockholders'
  equity (deficit)                    $111,873,000 $111,944,000

                        CenCor, Inc.

            CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Months Ended March 31, 1995 and 1994

                         (Unaudited)

                                        1995        1994
Revenue:

Finance charges                     $6,718,000    $5,730,000
Insurance commissions                  749,000       763,000
  Total revenue                      7,467,000     6,493,000

Expenses:

Salaries and other operating
  expenses                           3,823,000     3,579,000
Interest expense, net                3,137,000     2,417,000
Interest expense, warrants             175,000       168,000
Provision for credit losses          1,753,000     1,179,000

  Total expenses                     8,888,000     7,343,000

Operating loss                      (1,421,000)     (850,000)

Other income (loss):

Gain on sale of finance receivables         --       556,000
Loss on sale of property and
  equipment                             (3,000)       (6,000)
Other                                  611,000            --
                                       608,000       550,000

Loss before taxes                     (813,000)     (300,000)
Income tax expense                          --            --
Net loss                            $ (813,000)   $ (300,000)

Weighted average common and common
  equivalent shares outstanding      1,815,080     1,815,080

Earnings (loss) per share of common
  stock and common equivalent
  shares of stock:  (Note 6)

Earnings (loss) per share           $    (0.45)  $    (0.17)

                        CenCor, Inc.

            CONSOLIDATED STATEMENT OF CASH FLOWS

     For the Three Months Ended March 31, 1995 and 1994

                         (Unaudited)


                                            1995        1994
OPERATING ACTIVITIES:
Net loss                                $ (813,000)    (300,000)

Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

     Depreciation and amortization         204,000       79,000

     Provision for credit losses         1,753,000    1,179,000

     Gain on sale of finance
      receivables                               --     (556,000)

     Increase in accrued interest          721,000      614,000

     Increase in accrued interest -
      warrants                             175,000      168,000

     Other changes in assets and
       liabilities, net                     65,000   (1,713,000)

Total adjustments                        2,918,000     (229,000)

Net cash provided by (used in)
 operating activities                    2,105,000     (529,000)

                        CenCor, Inc.

      CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

     For the Three Months Ended March 31, 1995 and 1994

                         (Unaudited)



                                        1995            1994
INVESTING ACTIVITIES:

Finance receivables originated
  or purchased                      $(18,537,000)  $(18,880,000)

Proceeds from finance receivables
  repaid or sold                      17,739,000     19,240,000

Capital expenditures, net               (114,000)       (85,000)

Net cash provided by (used in)
  investing activities                   (912,00)       275,000

FINANCING ACTIVITIES:

Net borrowings under line of credit      287,000             --

Net cash provided by financing
  activities                             287,000             --

Net increase (decrease) in cash and
  cash equivalents                     1,480,000       (254,000)

Cash and cash equivalents at
  beginning of year                    1,033,000      3,277,000

Cash and cash equivalents at end of
  period                            $  2,513,000    $ 3,023,000


Supplemental disclosures of cash
  flow information:

   Cash paid during the period for:

       Interest                     $  2,440,000    $ 1,844,000

       Income taxes                           --             --

                        CenCor, Inc.

                NOTES TO FINANCIAL STATEMENTS

          For the Three Months Ended March 31, 1995
                         (Unaudited)

Note 1  Basis of Presentation


The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. at March 31, 1995 and December 31, 1994 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Due to the inherent seasonal nature of the business, annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

In preparing the financial statements in accordance with GAAP, management is required to make certain estimates and assumptions that affect both the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form
10-K for the year 1994.

Note 2  Credit Losses

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

Note 3  Line of Credit

On April 1, 1994, Century entered into a $25,000,000 revolving line of credit. The commitment made under the agreement expires April 1, 1996, but may be extended annually for successive one year periods unless terminated by either party. At March 31, 1995, borrowings outstanding under the facility totaled $13,980,000.

The line of credit is fully secured by a first lien on all of Century's assets. Century is required to remit all cash collections to the lender on a daily basis. The line of credit bears interest at a rate of 2% above the prime commercial rate plus .25% per annum on the unused portion of the facility. At March 31, 1995, the interest rate was 10.5%.

Note 4  Long-Term Debt

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

In consideration of the noteholders entering into the Restructuring Agreements, Century issued warrants (the "Warrants") to the noteholders to acquire 300,000 shares of Century's common stock which constitutes 25% of Century's common stock on a fully diluted basis. The Warrants vested on April 30, 1993 and expire on January 1, 2003. The exercise price of the Warrants is $.01 per share. Century has the right to call the Warrants in May 1997 if the notes have been paid in full. The noteholders can require Century to purchase (at a per share price based upon the greater of the fair value of the shares or equity value, equal to the book value of Century plus a 5% premium on net finance receivables) their Warrants and the shares obtained from the exercise of the Warrants (at the greater of their then current market value if an offer exists, or equity value, as defined) after the notes are paid in full or upon the occurrence of certain events including the sale of substantially all of the assets of Century.

On March 30, 1995, the Restructuring Agreements were amended to modify certain financial ratios Century is required to maintain during 1995. Such ratios will revert back to more stringent requirements in 1996. In consideration of this amendment to the Agreements, Century agreed to deliver to the noteholders additional warrants (the "Additional Warrants") which constitute 5% of Century's common stock on a fully diluted basis. Also, the amendment provides for the noteholders to surrender all Warrants and Additional Warrants to Century for cancellation if Century is sold under certain conditions. For additional information concerning the Warrants and the Additional Warrants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K.

Note 5  Other Income

During the quarter, the Company received $600,000 from the Estate of Robert F. Brozman (the "Brozman Estate") which payment represented the cash portion of the consideration to be received by the Company as a result of the Company's settlement of all of its claims against the Brozman Estate, including claims arising from the CIKC loans. For additional information concerning the balance of the settlement, including the Brozman Estate's agreement to surrender for cancellation all or a portion of the 597,064 shares of CenCor common stock held by the Robert F. Brozman Trust, see Item 13. Certain Relation-ships, and Related Transactions in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K. Because the amount of the balance of the settlement is not currently determinable, it has not been recorded in the accompanying financial statements. At the time the amount of the transac-tion becomes determinable (generally December 31, 1995), it will be recorded as other income.

Note 6  Earnings Per Share

As of March 31, 1995 and March 31, 1994, earnings per common share and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of weighted average common share equivalents was increased under the assumption that the Company's Convertible Notes were converted to common stock. The Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes.

Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share.

Note 7 Subsequent Events

See Part II, Item 5 Other Information.


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Although the Company's total revenue for the quarter ended March 31, 1995 increased by $974,000 (15%) over the same period in 1994, the Company incurred a net loss of $813,000 for the first quarter as compared to a net loss of $300,000 for the same period in 1994. The increase in the net loss from March 31, 1994 to March 31, 1995 is primarily attributable to an increase in the provision for credit losses from $1,179,000 to $1,753,000 or 49%, an increase in interest expense from $2,417,000 to $3,137,000 (30%), and an increase in salaries and other operating expenses of $244,000 (7%). In addition, the first quarter revenue for the current year did not have the benefit of a gain from the sale of branch offices as was the case in 1994.

During the first quarter of 1994, Century sold three of its branch offices. Management determined that these locations were outside of its focused market area and the cost of operating the offices was not providing adequate benefits. The net gain on the sale of the branches was $550,000 for the quarter ended March 31, 1994.

The provision for credit losses increased by $574,000 (49%) for the three months ended March 31, 1995 from the same period in 1994. The increase in the provision for credit losses in 1995 is primarily due to an increase in net finance receivables outstanding.

Interest expense increased by $720,000 (30%) in the first quarter of 1995 from the same period in 1994. The increase in interest expense is a result of the increase in borrowings outstanding to fund receivable growth and also an increase in the cost of those borrowings.

Salaries and other operating expenses increased form $3,579,000 to $3,823,000 (7%) for the quarter ended March 31, 1995. The increase was primarily due to increases in employee compensation and benefits. The increase in operating expenses can also be attributed to the growth in receivables.

Interest on finance receivables increased by $988,000 (17%) in the first quarter of 1995 from the same period in 1994. The increase is primarily attributable to the increase in net finance receivables outstanding as a result of Century's emphasis on growth of its loan portfolio. Insurance commissions, which are earned on the sale of insurance upon origination of consumer and home equity loans, decreased slightly (2%) from the first quarter of 1994.

As indicated in Note 5 to the financial statements, the Company received $600,000 from the Brozman Estate in March 1995 pursuant to a settlement agreement. The $600,000 cash settlement is included in other income for the quarter ended
March 31, 1995.

Liquidity and Capital Resources

Debt Availability

Prior to 1992, Century historically funded its operations through borrowings. Between 1992 and 1994, Century's growth had been severely limited because of the unavailability of a credit facility.

On April 1, 1994, Century obtained a $25 million revolving line of credit with Congress Financial Corporation ("Congress"). Borrowings under the line of credit are now being used by Century to provide working capital for the financing of its portfolio growth. Borrowings under the line of credit are fully secured by a first lien on all of Century's assets.
Funds borrowed under the line of credit bear interest at 2% above the prime commercial interest rate, adjusted monthly.
The line of credit expires on April 1, 1996, but is automatically renewable on a year-to-year basis unless terminated by either party. As of March 31, 1995, the outstanding balance on the line of credit was $13,980,000.

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

As recently reported, the Restructuring Agreements were amended on March 30, 1995 to relax certain financial ratios that Century is required to maintain during 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K. Century is in compliance with all of the covenants in the Restructuring Agreements, including the amended financial ratios at March 31, 1995.

Prior to the restructuring of its debt, CenCor was in default on both its public and private debt. As part of the Restructuring, which was consummated on August 30, 1993, the old debt was exchanged for New Notes, Convertible Notes, and stock. The Company is in compliance with all covenants and terms under the new indenture.

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

Continuing Operations

On May 19, 1995, the Company agreed to sell Century to Fidelity
Acceptance Corporation, a subsidiary of the Bank of Boston.
See Part II, Item 5 Other Information.

If the sale of Century is completed, CenCor's operations will continue to focus on the collection of various amounts owed to it, including the collection of the Concorde Career Colleges ("Concorde") Junior Secured Debenture, and the previously charged-off Concorde receivables received in payment of accrued interest. CenCor will also closely monitor claims arising from indemnification obligations to the buyer of Century in order to maximize the value of an escrow fund to be established upon consummation of the Purchase Agreement.

    (The remainder of this page is intentionally blank.)

Part II

Item 1  Legal Proceedings

On April 13, 1995 a Century subsidiary was named as a defendant, along with a number of other consumer finance companies, in a lawsuit filed in the Circuit Court of Jefferson County by certain alleged borrowers from the defendant creditor/lenders. In the action, styled Dorothy McCurdy, et al. v. American General Finance, Inc., et al., the plaintiffs allege that the defendants engaged in violations of the Alabama Mini Code, fraud, and conspiracy with respect to the sale of credit property insurance. The plaintiffs' complaint seeks statutory damages sustained by the plaintiffs, compensatory and punitive damages, and attorneys' fees. The Century subsidiary has denied the allegations presented in the suit and is actively defending the charges.

Item  2 Change in Securities - None


Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.

Item  4  Submission of Matters to a Vote of Security Holders -
None

Item 5 Other Information - As recently reported, CenCor and Century signed a definitive agreement on May 19, 1995 whereby Century's consumer finance business would be sold to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation. See CenCor's Current Report dated May 19, 1995 on Form 8-K.

Item 6  Exhibits and Reports on Form 8-K


        EXHIBIT NUMBER             DESCRIPTION
              27             Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended
March 31, 1995; however, CenCor did file a Current Report on
Form 8-K dated May 19, 1995.

                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                         CENCOR, INC.

Dated June 19, 1995      /s/ Jack L. Brozman

                         Jack L. Brozman, President



                         /s/ Patrick F. Healy

                         Patrick F. Healy, Vice President-
                         Finance and Treasurer



[ARTICLE] 6
  [PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               MAR-31-1995
[CASH]                                       2,513,000
[SECURITIES]                                         0
[RECEIVABLES]                              108,287,000
[ALLOWANCES]                                 5,119,000
[INVENTORY]                                          0
[CURRENT-ASSETS]                           109,694,000
[PP&E]                                       2,856,000
[DEPRECIATION]                                 677,000
[TOTAL-ASSETS]                             111,873,000
[CURRENT-LIABILITIES]                        6,392,000
[BONDS]                                    113,521,000
[COMMON]                                     1,241,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 (9,281,000)
[TOTAL-LIABILITY-AND-EQUITY]               111,873,000
[SALES]                                              0
[TOTAL-REVENUES]                             8,078,000
[CGS]                                                0
[TOTAL-COSTS]                                3,823,000
[OTHER-EXPENSES]                                 3,000
[LOSS-PROVISION]                             1,753,000
[INTEREST-EXPENSE]                           3,312,000
[INCOME-PRETAX]                              (813,000)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (813,000)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (813,000)
[EPS-PRIMARY]                                    (.45)
[EPS-DILUTED]                                    (.45)