Form 10-Q/A
period 1995-03-31
CENCOR INC
filed 1995-09-21
CIK 18497

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q/A


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

                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed by the undersigned, thereunto duly authorized.

                            CENCOR, INC.

Dated September 20, 1995     /s/ Jack L. Brozman

                             Jack L. Brozman, President



                         /s/ Patrick F. Healy

                         Patrick F. Healy, Vice President-
                         Finance and Treasurer