Form 10-Q
period 1995-06-30
CENCOR INC
filed 1995-11-17
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549

Form 10-Q


QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended June 30, 1995
Commission File No.      0-3417



CENCOR, INC

(Exact Name of Registrant as Specified in its Charter)



       Delaware                           43-0914033           (State of
other jurisdiction of      (I.R.S. Employer IdentifiIncorporation or
Organization)   cation Number

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri
                                    64196             (Address of Principal
Executive Office)   (Zip Code)


Registrant's telephone number, including area code:
(816)  221-5833

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

                             Yes   X      No

As of October 30, 1995, CenCor, Inc. had 1,240,498 shares of Common Stock, $1.00 par value outstanding with a market value of $4,800,727.

                                  CENCOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1995


                                      INDEX


Item                                                   Page
                                     PART I



   1.  Financial Statements and Supplementary Data   1

   2.  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                   12



                                     PART II


   1.  Legal Proceedings                              16

   2.  Change in Securities                          16

   3.  Defaults Upon Senior Securities              16

   4.  Submission of Matters to a Vote of
        Security Holders                              17

   5.  Other Information                              17

   6.  Exhibits and Reports on Form 8-K             17

  7.  Signatures                                      18

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

CenCor, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS



                                June 30,       December 31,
                                  1995           1994
                               (Unaudited)
Cash and cash equivalents       $  2,005,000    $    809,000

Cash and cash equivalents of
 discontinued operations          23,086,000         224,000

Net finance receivables of
discontinued operations              --          104,125,000

Property and equipment, net of
accumulated depreciation              19,000           --

Property and equipment of
discontinued operations,
net of accumulated depreciation          --        2,154,000

Unamortized debt issuance costs
of discontinued operations           --              667,000

Other assets                         --              750,000

Other assets of discontinued
operations                        6,189,000        3,215,000

 Total assets                  $ 31,299,000     $111,944,000

CenCor, Inc.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                     June 30,     December 31,
                                       1995           1994
                                   (Unaudited)
Liabilities and stockholders'
equity (deficit):

Accounts payable and accrued
liabilities                         $  1,307,000  $    205,000

Accounts payable and accrued
liabilities of discontinued
operations                             2,137,000     2,060,000

Income taxes payable of
discontinued operations                1,100,000         --

Accrued interest                       1,175,000         --

Accrued interest - warrants of
discontinued operations                     --       1,152,000

Unearned insurance commissions of
discontinued operations                     --       2,654,000

Long-term debt (Note 3)              14,687,000     14,687,000

Long-term debt of discontinued
operations                                 --       84,720,000

Borrowings under line of credit
of discontinued operations                 --       13,693,000

    Total liabilities               $20,406,000   $119,171,000


Stockholders' equity (deficit):

Common stock, $1 par value,
2,000,000 shares authorized,
1,240,498 shares issued
  and outstanding                    1,241,000      1,241,000
Paid-in capital                      2,805,000      2,805,000
Accumulated earnings (deficit)       6,847,000    (11,273,000)


  Total stockholders' equity
  (deficit)                         10,893,000    (7,227,000)

  Total liabilities and stock-
  holders' equity (deficit)        $31,299,000  $111,944,000

CenCor, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Six Months Ended June 30, 1995 and 1994

                               (Unaudited)

                                            1995       1994
Income                                $   782,000   $    230,000

Expenses:
  Salaries and other expenses           1,472,000        294,000
 Interest expense, net                  1,122,000        950,000
                                        2,594,000      1,244,000
Loss from continuing operations        (1,812,000)    (1,014,000)
Discontinued operations:
  Income (loss) from operations,
net of taxes of $0 in 1995 and 1994    (4,115,000)       217,000
Gain on disposal, net of taxes of
$1,100,000                             24,047,000            --

Income from discontinued operations    19,932,000        217,000

Net income (loss)                     $18,120,000    $  (797,000)

Weighted average common and common
 equivalent shares outstanding          1,815,080      1,815,080

Income (loss) per share of
common stock and
common equivalent shares of
stock: (Note 5)

Loss per share from continuing
 operations                        $       (1.00)  $       (0.56)

Income per share from
discontinued operations                    10.98            0.12

Net income (loss) per share        $        9.98   $       (0.44)

CenCor, Inc.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Three Months Ended June 30, 1995 and 1994

                             (Unaudited)

                                            1995        1994
Income                                   $  171,000   $   229,000

Expenses:
  Salaries and other expenses             1,406,000       176,000
  Interest expense, net                     556,000       477,000
                                          1,962,000       653,000

Loss from continuing operations          (1,791,000)     (424,000)

Discontinued operations:
  Loss from operations, net of
taxes of $0 in 1995 and 1994             (3,323,000)      (73,000)
  Gain on disposal, net of taxes of
$1,100,000                               24,047,000           --

Income (loss) from discontinued
operations                               20,724,000       (73,000)

Net income (loss)                       $18,933,000     $(497,000)

Weighted average common and common
  equivalent shares outstanding           1,815,080     1,815,080

Income (loss) per share of
common stock and
common equivalent shares of
stock: (Note 5)

Loss per share from continuing
operations                             $     (0.99)    $   (0.23)

Income (loss) per share from
discontinued operations                      11.42         (0.04)

Net income (loss) per share            $     10.43     $   (0.27)


CenCor, Inc.

               CONSOLIDATED STATEMENT OF CASH FLOWS

            For the Six Months Ended June 30, 1995 and 1994

                            (Unaudited)

                                             1995     1994
OPERATING ACTIVITIES:
        Net income (loss)              $18,120,000  $ (797,000)

Adjustments to reconcile net
income (loss) to net
cash provided by (used in)
operating activities:

        Income from discontinued
        operations                    (19,932,000)   (217,000)

        Increase in accrued
         interest                       1,175,000   1,013,000

        Other changes in assets
         and liabilities, net           2,651,000    (368,000)

Total adjustments                     (16,106,000)    428,000

Net cash provided by (used in)
operating activities                    2,014,000    (369,000)

INVESTING AND OTHER ACTIVITIES:

Proceeds from sale of discontinued
operations                           $128,586,000    $    --

Cash provided by (used in)
discontinued operations                   572,000    (2,139,000)

Capital expenditures, net                 (19,000)        --

Net cash provided by (used in)
investing and other activities        129,139,000    (2,139,000)


CenCor, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 1995 and 1994

 (Unaudited)

                                             1995       1994
FINANCING ACTIVITIES:

Payment of long-term debt               $(102,095,000) $   --

Escrow fund from sale of
discontinued operations                    (5,000,000)     --

Net cash used in financing
activities                               (107,095,000)     --

Net increase (decrease) in
cash and cash equivalents                  24,058,000   (2,508,000)

Cash and cash equivalents at
beginning of year                           1,033,000    3,277,000

Cash and cash equivalents at end
of period                                 $25,091,000  $   769,000

Supplemental disclosures of
cash flow information:

    Cash paid during the period for:

            Interest                      $5,698,000   $ 3,716,000


CenCor, Inc.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 1995
(Unaudited)

Note 1  Basis of Presentation

The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. at June 30, 1995 and December 31, 1994 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

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




Note 2  Discontinued Operations

Effective June 30, 1995 the Company sold substantially all of the assets of its sole operating subsidiary, Century Acceptance Corporation. The gross cash proceeds to Century as a result of the sale was approximately $128,500,000. As part of the transaction, $5,000,000 of the purchase price was placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. The escrow account is included with "other assets" in the accompanying consolidated balance sheet as of June 30, 1995.

Century was able to redeem all of its outstanding secured notes held by the lenders for a purchase price equal to the principal amount of the secured notes (approximately $100 million) together with interest, but without the payment of substantial prepayment premiums payable under the secured notes. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century.

The income (loss) from operations, net of applicable income taxes, for Century is segregated as discontinued operations in the accompanying consolidated statement of operations. The net income (loss) from discontinued operations is as follows:

                                    For the Six Months Ended June 30,
                                               1995        1994
Revenues                                  $14,857,000   $13,567,000
Expenses                                   18,916,000    13,898,000
Other income (loss)                           (56,000)      548,000

  Income (loss) from discontinued
    operations before income taxes         (4,115,000)      217,000
  Income taxes applicable to
    discontinued operations                      --            --
Net income (loss) from discontinued
  operations                              $(4,115,000)      217,000



Note 2  Discontinued Operations (continued)

                                     For the Three Months Ended June 30,
                                               1995          1994

Revenues                                    $  7,390,000    $7,074,000
Expenses                                      10,660,000     7,145,000
Other loss                                       (53,000)       (2,000)

 Loss from discontinued
    operations before income taxes            (3,323,000)      (73,000)
  Income taxes applicable to
    discontinued operations                         --             --
Net loss from discontinued
  operations                                 $(3,323,000)   $  (73,000)

Note 3 Long-Term Debt
On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the Bankruptcy Court on August 30, 1993.

Pursuant to the plan, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:
    $600 principal amount of non-interest bearing New Notes
    $400 principal amount of non-interest bearing Convertible Notes
    5.2817 shares of CenCor common stock, par value of $1 per share

The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible Notes may be converted at the option of the holder, at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. The reorganization resulted in the issuance of $17,230,589 of

Note 3 Long-Term Debt (continued)
New Notes, $11,487,060 of Convertible Notes, and 151,450 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company canceled 271,410 shares of treasury stock. The New Notes and Convertible Notes are recorded in the accompanying consolidated balance sheet at their net present value using an estimated market discount rate of 16%.

Note 4  Other Income
In March of 1995, the Company received $600,000 from the Estate of Robert
F. Brozman (the "Brozman Estate") which represented the cash portion of the Company's settlement of all of its claims against the Brozman Estate, including claims arising from the Company's loss of goodwill due to the CenCor, Inc. of Kansas City ("CIKC") loans. For additional information concerning the balance of the settlement, including the Brozman Estate's agreement to transfer to CenCor all or a portion of the 597,064 shares of CenCor common stock held by the Robert F. Brozman Trust, see Item 13, Certain Relationships, and Related Transactions in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K. Because the amount of the balance of the settlement is not currently determinable, it has not been recorded in the accompanying financial statements. At the time the amount of the transaction becomes determinable (anticipated to be December 31, 1995), it will be appropriately recorded in the Company's financial statements.

Note 5  Earnings Per Share
As of June 30, 1995 and 1994, earnings per common share and common equivalent shares were computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of weighted


Note 5  Earnings Per Share (continued)
average common share equivalents was increased under the assumption that the Company's Convertible Notes were converted to common stock. The Convertible Notes may be converted, at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective June 30, 1995, Century, the sole operating subsidiary of CenCor, consummated the sale of its consumer finance business to Fidelity
Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

Under the terms of the sale, which was effective as of July 1, 1995, Century received $128.5 million for substantially all of its assets. As part of the transaction, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.

Century was able to redeem all of its outstanding secured notes held by the lenders for a purchase price equal to the principal amount of the secured notes (approximately $100 million) together with interest. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century.

Century's remaining liabilities at June 30, 1995 consist mostly of accounts payable and other accrued liabilities, including accrued income taxes payable.
Item 2 Management's Discussion and Analysis of Financial condition and Results of Operations (continued)
As a result of its 1993 debt restructuring, CenCor currently has outstand-ing non-interest bearing debt consisting of approximately $17.2 million in notes and $11.5 million in convertible notes due July 1, 1999. The convertible notes are convertible at CenCor's option at the rate of one share of common stock for each $20 principal amount of convertible notes after $17.5 million of the net proceeds from the sale of Century are distributed by dividend to CenCor. Management anticipates converting the convertible notes into shares of common stock in 1996.

It is unlikely that CenCor will liquidate prior to July 1998. In the event of liquidation, CenCor's liquidation value may be adversely effected by claims arising from indemnification obligations to the buyer of Century resulting from the sale of Century's assets, income tax liabilities, or other factors. Conversely, CenCor's liquidation value may be enhanced by CenCor's ability to realize the value of securities issued by and receivables transferred from ConCorde Career College in settlement of certain amounts owed and CenCor's ability to collect the balances owed on these securities and receivables.

Results of Operations

As a result of the sale of Century's assets, the Company's continuing operations consist of collecting amounts due to the Company on various receivables and securities, primarily amounts received from previously charged-off Concorde receivables received in payment of accrued interest. In addition, as previously mentioned in Note 4 to the consolidated financial statements, in March of 1995 the Company received $600,000 from the Brozman Estate in partial payment of the Company's settlement of all its claims against the Brozman Estate.
Results of Operations (continued)

The Company's continuing expenses consist mostly of interest expense on its long-term debt. In addition the Company incurs expenses related to salaries, legal fees, and other recurring operating expenses. During the six months ended June 30, 1995 the Company also recognized additional expense for consulting fees in connection with the sale of Century's assets. Also, during the six months ended June 30, 1995, the Company became liable for payment of its Stock Appreciation Rights (SARs) as a result of the sale of Century. See Note 10 to the consolidated financial statements in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K for additional information on the SARs.

Continuing Operations

Subsequent to the sale of Century's assets, CenCor's operations will continue to focus on the collection of various amounts owed to it, including the collection of the Concorde Junior Secured Debenture, preferred stock, and the previously charged-off Concorde receivables received in payment of accrued interest. CenCor will also closely monitor claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale.


(The remainder of this page is intentionally blank.)


Liquidity and Capital Resources
Capital Obligations
The Company has no significant obligations for capital purchases.

Defaults on Long-Term Debt
Prior to the restructuring of its debt, CenCor was in default on both its public and private debt. As part of the restructuring, which was consummated on August 30, 1993, the old debt was exchanged for New Notes, Convertible Notes, and stock. The Company is in compliance with all covenants and terms under the new indenture.

Internal Revenue Service Examination
The Company's income tax returns for 1988 and 1989 were examined by the Internal Revenue Service (IRS) which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has also claimed additional deductions in these years. Management believes that the ultimate disposition of this IRS examination will not have a material effect on the financial position of the Company. In addition, the Company's 1991 income tax return is currently under examination by the IRS.

As a result of the unresolved IRS examinations, management cannot precisely estimate the amount of the Company's net operating loss (NOL) carryforward for federal income tax purposes. For purposes of estimating the Company's current income tax liability, management has assumed the Company's NOL carryforward will be approximately $9,000,000 which represents the current status of the carryforward amount. Because the proposed adjustments for 1988 and 1989 have not been resolved and the 1991 IRS examination is still ongoing, no assurance can be made regarding this amount.

Item 1  Legal Proceedings
As previously reported, a Century subsidiary was named as a defendant in a lawsuit in the Circuit Court of Jefferson County styled Dorothy McCurdy, et
al v. American General Finance, Inc., et al.   On August 8, 1995 an
agreement was entered whereby the case was dismissed from the Circuit Court. However, it is likely that the plaintiffs will attempt to re-file certain claims in the case as part of the Princess Nobels, et al v. Associates, et al suit in which the same Century subsidiary is also a defendant.

On October 18, 1995 the Dorothy McCurdy et al v. American General Finance Inc. et al suit was refiled in the United States District Court for the Middle District of Alabama, Northern Division.

In addition, as previously reported, a Century subsidiary was named as a defendant in a lawsuit styled Princess Nobels, et al v. Associates, et al. On July 31, 1995, a class certification hearing was held to request certification of a nationwide class action. At this time, the Plaintiffs' Motion for Certification is still under submission by the Court.

The amount of exposure, if any, in connection with these claims is not determinable at this time. Both cases are being vigorously defended.

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.

Item 4  Submission of Matters to a Vote of Security Holders - None

Item 5  Other Information
On June 30, 1995 the Company sold substantially all of the assets of its sole operating subsidiary, Century Acceptance Corporation to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation. See the Company's Form 8-K dated July 17, 1995.

Item 6  Exhibits and Reports on Form 8-K


                            EXHIBIT NUMBER         DESCRIPTION
                                  27         Financial Data Schedule

No reports on Form 8-K were filed during the quarter ending June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

CENCOR, INC.

Dated November 17, 1995                 /s/ Jack L. Brozman
                                        Jack L. Brozman, President



                                        /s/ Terri L. Rinne
                                        Terri L. Rinne, Vice President