Form 10-Q
period 1995-09-30
CENCOR INC
filed 1995-12-21
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549

Form 10-Q


QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter ended September 30, 1995   Commission File No. 0-3417



        CENCOR, INC

(Exact Name of Registrant as Specified in its Charter)



       Delaware                                43-0914033
(State of other jurisdiction of (I. R. S. Employer Identification Number) Incorporation or Organization)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                                   64196
Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:  (816)  221-5833

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

                   Yes   X      No



As of November 30, 1995, CenCor, Inc. had 1,240,498 shares of
Common Stock, $1.00 par value outstanding with a market value of $4,651,868.

                        CENCOR, INC.

                          FORM 10-Q

              QUARTER ENDED SEPTEMBER 30, 1995


                            INDEX



Item                                                   Page
                           PART I



1.  Financial Statements and Supplementary Data           1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations             12



                           PART II


1.  Legal Proceedings                                    18

2.  Change in Securities                                 18

3.  Defaults Upon Senior Securities                      18

4.  Submission of Matters to a Vote of Security Holders  18

5.  Other Information                                    18

6.  Exhibits and Reports on Form 8-K                     19

7.  Signatures                                           20

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

                        CenCor, Inc.

                 CONSOLIDATED BALANCE SHEETS

                           ASSETS



                                        September 30,       December 31,
                                           1995                 1994
                                         (Unaudited)
Cash and cash equivalents                $ 1,466,000       $    809,000

Cash and cash equivalents of
discontinued operations                   20,948,000            224,000

Net finance receivables of
discontinued operations                      --             104,125,000

Property and equipment, net of
accumulated depreciation                      11,000              --

Property and equipment of discontinued
  operations, net of accumulated
  depreciation                                --              2,154,000

Unamortized debt issuance costs of
discontinued operations                       --                667,000

Other assets                                  --                750,000

Other assets of discontinued operations    6,033,000          3,215,000

  Total assets                           $28,458,000       $111,944,000

CenCor, Inc.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                          September 30,      December 31,
                                             1995                1994
                                           (Unaudited)
Liabilities and stockholders' equity
(deficit):

Accounts payable and accrued liabilities  $  910,000       $     205,000

Accounts payable and accrued liabilities
of discontinued operations                   144,000           2,060,000

Income taxes payable of discontinued
operations                                   957,000                --

Accrued interest                           1,762,000                --

Accrued interest - warrants of
discontinued operations                        --              1,152,000

Unearned insurance commissions of
discontinued operations                        --              2,654,000

Long-term debt (Note 3)                   14,687,000          14,687,000

Long-term debt of discontinued
operations                                     --             84,720,000

Borrowings under line of credit
of discontinued operations                     --             13,693,000

    Total liabilities                    $18,460,000       $ 119,171,000


Stockholders' equity (deficit):

Common stock, $1 par value, 2,000,000
shares authorized, 1,240,498 shares
issued and outstanding                     1,241,000           1,241,000

Paid-in capital                            2,805,000           2,805,000

Accumulated earnings (deficit)             5,952,000         (11,273,000)

Total stockholders' equity (deficit)       9,998,000          (7,227,000)

  Total liabilities and stockholders'
   equity (deficit)                      $28,458,000         $111,944,000

CenCor, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 1995 and 1994

                     (Unaudited)

                                                1995            1994
Income                                    $   856,000    $       456,000

Expenses:
  Salaries and other expenses               1,705,000            449,000
  Interest expense, net                     1,699,000          1,421,000
                                            3,404,000          1,870,000

Loss from continuing operations            (2,548,000)        (1,414,000)

Discontinued operations:
  Income (loss) from operations,
  net of taxes of $0 in 1995 and 1994      (4,274,000)           120,000
  Gain on disposal, net of taxes of
  $1,100,000                               24,047,000               --

Income from discontinued operations        19,773,000            120,000

Net income (loss)                         $17,225,000        $(1,294,000)

Weighted average common and common
  equivalent shares outstanding             1,815,080          1,815,080

Income (loss) per share of common
stock and common equivalent shares
of stock: (Note 5)

Loss per share from continuing
 operations                          $          (1.40)      $     (0.78)

Income per share from discontinued
 operations                                     10.89              0.07

Net income (loss) per share          $           9.49       $     (0.71)

CenCor, Inc.

            CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Three Months Ended September 30, 1995 and 1994

                         (Unaudited)

                                               1995         1994
Income                                    $    74,000    $    226,000

Expenses:
  Salaries and other expenses                 233,000         155,000
  Interest expense, net                       577,000         471,000
                                              810,000         626,000

Loss from continuing operations              (736,000)       (400,000)

Discontinued operations:
  Loss from operations, net of taxes of
    $0 in 1995 and 1994                      (159,000)        (97,000)

Loss from discontinued operations            (159,000)        (97,000)

Net loss                                     (895,000)       (497,000)

Weighted average common and common
  equivalent shares outstanding

Loss per share of common stock and
  common equivalent shares of stock:
  (Note 5)                                  1,815,080        1,815,080

Loss per share from continuing operations $     (0.41)     $     (0.22)

Loss per share from discontinued
 operations                                     (0.09)           (0.05)

Net loss per share                        $     (0.50)     $     (0.27)

CenCor, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 1995 and 1994

             (Unaudited)


                                              1995         1994
OPERATING ACTIVITIES:
        Net income (loss)                $ 17,225,000  $ (1,294,000)

Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:

        Income from discontinued
         operations                       (19,773,000)     (120,000)

        Increase in accrued interest        1,762,000     1,519,000

        Other changes in assets and
        liabilities, net                      147,000      (322,000)

Total adjustments                         (17,864,000)    1,077,000

Net cash used in operating activities        (639,000)     (217,000)

INVESTING AND OTHER ACTIVITIES:

Proceeds from sale of discontinued
 operations                              $128,710,000    $      --

Cash provided by (used in) discontinued
 operations                                   390,000     (2,551,000)

Capital expenditures, net                      15,000           --

Net cash provided by (used in)
 investing and other activities           129,115,000     (2,551,000)


CenCor, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 1995 and 1994

(Unaudited)




                                              1995            1994
FINANCING ACTIVITIES:

Payment of long-term debt               $(102,095,000)   $      --

Escrow fund from sale of discontinued
 operations                                (5,000,000)          --

Net cash used in financing activities    (107,095,000)          --

Net increase (decrease) in cash and
 cash equivalents                          21,381,000       (2,768,000)

Cash and cash equivalents at
 beginning of year                          1,033,000        3,277,000

Cash and cash equivalents at
 end of period                          $  22,414,000    $     509,000

Supplemental disclosures of cash
 flow information:

     Cash paid during the period for:

                Interest                $  5,698,000     $   5,603,000






(The remainder of this page is intentionally blank.)

CenCor, Inc.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 1995
(Unaudited)

Note 1  Basis of Presentation

The interim condensed financial statements included herein are unaudited but, in the opinion of management, present fairly in all material respects, the consolidated position of CenCor, Inc. at September 30, 1995 and December 31, 1994 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. Annualization of the amounts in these condensed financial statements may not necessarily be indicative of the actual operating results for the full year.

In preparing the financial statements in accordance with GAAP, management is required to make certain estimates and assump-tions that affect both the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form
10-K for the year 1994.


Note 2 Discontinued Operations
Effective June 30, 1995 the Company sold substantially all of the assets of its sole operating subsidiary, Century Acceptance Corporation. The gross cash proceeds to Century as a result of the sale was approximately $128,500,000. As part of the transaction, $5,000,000 of the purchase price was placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. The escrow account is included with "other assets" in the accompa-nying consolidated balance sheet as of September 30, 1995.

Century was able to redeem all of its outstanding secured notes held by its lenders for a purchase price equal to the principal amount of the secured notes (approximately $100 million) together with interest, but without the payment of substantial prepayment premiums payable under the secured notes. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century.

The income (loss) from operations, net of applicable income taxes, for Century is segregated as discontinued operations in the accompanying consolidated statement of operations. The net income (loss) from discontinued operations is as follows:

                           For the Nine Months Ended September 30,

                                        1995               1994
Revenues                             $  15,186,000   $   20,849,000
Expenses                                19,404,000       21,275,000
Other income (loss)                        (56,000)         546,000

  Income (loss) from discontinued
    operations before income taxes      (4,274,000)         120,000
  Income taxes applicable to
    discontinued operations                    --               --
Net income (loss) from discontinued
  operations                         $  (4,274,000)  $      120,000


                                For the Three Months Ended September 30,
                                             1995            1994

Revenues                               $   329,000   $    7,282,000
Expenses488,0007,377,000
Other loss                                     --            (2,000)

  Loss from discontinued
    operations before income taxes        (159,000)         (97,000)
  Income taxes applicable to
    discontinued operations                    --               --
Net loss from discontinued
  operations                            $ (159,000)  $      (97,000)

Note 3  Long-Term Debt

On July 19, 1993, CenCor filed a Voluntary Petition with the United States Bankruptcy Court. At the same time, CenCor filed an Application with the Bankruptcy Court seeking expeditious confirmation of its previously creditor approved prepackaged plan of reorganization. The plan was confirmed by the Bank-ruptcy Court on August 30, 1993.

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

     (iii) 5.2817 shares of CenCor common stock, par value $1 per share

The New Notes and Convertible Notes are non-interest bearing and will mature on July 1, 1999. The Convertible Notes may be converted at the option of the holder, at any time, into shares of CenCor common stock at a ratio of one share of common stock for each $20 principal amount of Convert-ible Notes. The reorganization resulted in the issuance of $17,230,589 principal amount of New Notes, $11,487,060 princi-pal amount of Convertible Notes, and 151,679 shares of $1 par value common stock on November 1, 1993. Simultaneously the Company canceled 271,410 shares of treasury stock. The New Notes and Convertible Notes were recorded at their net present value using an estimated market discount rate of 16%.

Note 4 Other Income
In March of 1995, the Company received $600,000 from the Estate of Robert F. Brozman (the "Brozman Estate") which represented the cash portion of the Company's settlement of all of its claims against the Brozman Estate, including claims arising from the Company's loss of goodwill due to the CenCor, Inc. of Kansas City ("CIKC") loans. For additional information concerning the balance of the settlement, including the Brozman Estate's agreement to transfer to CenCor all or a portion of the 597,064 shares of CenCor common stock held by the Robert F. Brozman Trust, see Item 13, Certain Relationships, and Related Transactions in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K. Because the amount of the balance of the settlement is not currently determinable, the settlement has not been recorded in the accompanying financial statements. At the time the amount of the transaction becomes determinable (anticipated to be December 31, 1995), it will be appropriately recorded in the Company's financial statements.

Note 5 Earnings Per Share

As of September 30, 1995 and 1994, earnings per common share and common equivalent shares were computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of weighted average common share equivalents was in-creased under the assumption that all of the Convertible Notes were converted to common stock. As discussed earlier, the Convertible Notes may be converted at the option of the holder at any time, into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convert-ible Notes.

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations

Effective June 30, 1995, Century, the sole operating subsidiary of CenCor, consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

Under the terms of the sale, which was effective as of July 1, 1995, Century received $128.5 million for substantially all of its assets. As part of the transaction, $5 million of the sale proceeds were placed in escrow to secure certain indemnifica-tion obligations of Century and CenCor to the buyer that run through July 1, 1998.

In connection with the sale, Century received an additional
$124,000 from Fidelity Acceptance Corporation on September 21,
1995, as a result of post-closing adjustments to the sale price as provided for in the asset purchase agreement.

As a result of the sale, Century was able to redeem all of its outstanding secured notes held by its lenders for a purchase price equal to the principal amount of the secured notes (approximately $100 million) together with interest. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century.

Century's remaining liabilities at September 30, 1995 consist mostly of accounts payable and other accrued liabilities, including accrued income taxes payable.

As indicated in Note 3 to the financial statements, CenCor's plan of reorganization was confirmed by the U.S. Bankruptcy Court on August 30, 1993. The Company accounted for the reorganization as a troubled debt restructuring with the New Notes and the Convertible Notes being recorded at their net present value on August 30, 1993, using an estimated market
discount rate of 16%.   CenCor currently has outstanding non-
interest bearing debt consisting of approximately $17.2 million in notes and $11.5 million in convertible notes due July 1, 1999. For accounting purposes, interest expense on the New Notes and Convertible Notes accrues monthly until conversion in the case of the Convertible Notes, payment in full, or July 1,
1999, whichever is first to occur.   The convertible notes are
convertible at CenCor's option at the rate of one share of common stock for each $20 principal amount of convertible notes after $17.5 million of the net proceeds from the sale of Century are distributed by dividend to CenCor. Management anticipates converting the convertible notes into shares of common stock in 1996.

As previously disclosed, Concorde Career Colleges, Inc. ("Concorde"), a former subsidiary of CenCor that was spun off in 1988, agreed as part of the spin off arrangement to assume certain obligations of CenCor relating to CenCor's then outstanding Series H 10% notes. As a result of Concorde's subsequent inability to make payments on the assumed debt, Cencor terminated Concorde's obligation regarding these notes in consideration of Concorde issuing to CenCor a Junior Secured Debenture for $5,422,000. The Junior Secured Debenture, which is due July 31, 1997, is secured by a lien on substantially all of Concorde's assets, which lien is junior to the lien of Concorde's secured bank lender. Because of Concorde's precari-ous financial condition at the time the Junior Secured Deben-ture was issued, CenCor established a reserve in its financial statements in the full amount of the Junior Secured Debenture.

In 1994, CenCor agreed to accept 300,000 shares of Concorde's cumulative preferred stock in exchange for the cancellation of $3,000,000 of the total $5,422,000 of original principal amount of the Junior Secured Debenture. The balance of the Junior Secured Debenture remains outstanding. Payments to be made under the cumulative preferred stock also have been reserved in full in CenCor's financial statements.

Concorde has recently reported improvements in its financial condition. Concorde reports that its bank debt has been reduced to $2,159,000 at September 30, 1995 from $4,493,000 at
September 31, 1994. Further, Concorde reports net income of $1,271,000 ($.17 per share) on revenues of $29,447,000 for the nine months ended September 30, 1995 as compared with net income of $433,000 ($.06 per share) on revenues of $27,315,000 for the same period in 1994. While these developments most likely would have caused CenCor's Board of Directors to reevaluate the amount of the reserve for the Junior Secured Debenture and the cumulative preferred stock, the Company will continue to account for these items on a fully reserved basis in accordance with generally accepted accounting principles.

It is unlikely that CenCor will liquidate prior to July 1998. In the event CenCor liquidates, CenCor will be required to satisfy the full amount of the New Notes ($17.5 million) together with all other liabilities prior to any distributions
on its outstanding common stock.   CenCor's liquidation value
may be adversely effected by claims arising from indemnifica-tion obligations to the buyer of Century resulting from the sale of Century's assets, income tax liabilities, or other factors. Conversely, CenCor's liquidation value may be enhanced by CenCor's ability to realize the value of securities issued by and receivables transferred from ConCorde in settlement of certain amounts owed and CenCor's ability to collect the balances owed on these securities and receivables.

Results of Operations

As a result of the sale of Century's assets, the Company's continuing operations consist of collecting amounts due to the Company on various receivables and securities, primarily amounts received from previously charged-off Concorde receiv-ables received in payment of accrued interest. In addition, as previously mentioned in Note 4 to the consolidated financial statements, in March of 1995 the Company received $600,000 from the Brozman Estate in partial payment of the Company's settle-ment of all its claims against the Brozman Estate.

The Company's continuing expenses consist mostly of interest expense on its long-term debt. Due to the higher interest rate on CenCor's long-term debt as compared to the yield on the Company's investments, interest expense exceeded interest income for the nine months ended September 30, 1995. In addition the Company incurs expenses related to salaries, legal fees, and other recurring operating expenses. During the nine months ended September 30, 1995 the Company also recognized additional expense for consulting fees in connection with the sale of Century's assets. Also, during the nine months ended September 30, 1995, the Company became liable for payment of its Stock Appreciation Rights (SARs) as a result of the sale of Century. See Note 10 to the consolidated financial statements in CenCor's Annual Report for the year ended December 31, 1994 on Form 10-K for additional information on the SARs.

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

Until CenCor's long-term debt becomes due, management expects to invest the available proceeds from the sale of Century in short-term government or government agency instruments. The interest rate on CenCor's long-term debt is expected to exceed the anticipated yield of these short-term instruments, which will result in a net operating loss and thus reduce stockhold-ers' equity. Such losses may be mitigated by recoveries relating to the Concorde debt and/or preferred stock.



Liquidity and Capital Resources

Capital Obligations

The Company has no significant obligations for capital purchas-es.

Defaults on Long-Term Debt

Prior to the restructuring of its debt, CenCor was in default on both its public and private debt. As part of the restruc-turing, which was consummated on August 30, 1993, the old debt was exchanged for New Notes, Convertible Notes, and stock. The Company is in compliance with all covenants and terms under the new indenture for the New Notes and the Convertible Notes.


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

As a result of the unresolved IRS examinations, management cannot precisely estimate the amount of the Company's net operating loss ("NOL") carryforward for federal income tax purposes. For purposes of estimating the Company's current income tax liability, management has assumed the Company's NOL carryforward will be approximately $9,000,000 which represents the current status of the carryforward amount. Because the proposed adjustments for 1988 and 1989 have not been resolved and the 1991 IRS examination is still ongoing, no assurance can be made regarding this amount.

Part II - Other Information

Item 1  Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.

Item 4  Submission of Matters to a Vote of Security Holders -
None

Item 5  Exhibits and Reports on Form 8-K

Exhibits:

                  EXHIBIT NUMBER           DESCRIPTION
                        27            Financial Data Schedule

Reports:

During the quarter ended September 30, 1995, the Company filed a report on Form 8-K dated July 17, 1995 reporting that it had sold substantially all of the assets of its sole operating subsidiary, Century Acceptance Corporation, to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.






(The remainder of this page is intentionally left blank.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 CENCOR, INC.

Dated December 8, 1995           /s/ Jack L. Brozman
                                 Jack L. Brozman, President



                                /s/ Terri L. Rinne
                                Terri L. Rinne, Vice President