Form 10-K
period 1995-12-31
CENCOR INC
filed 1996-06-03
CIK 18497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934 (fee required)
For the Year Ended December 31, 1995
Commission file number 0-3417

CENCOR, INC.

(Exact name of registrant as specified in its charter)
1100 Main Street, City Center Square, Suite 416A
P.O. Box 26098
Kansas City, MO  64196-6098
Telephone (816) 221-5833

Incorporated in the State of Delaware

43-0914033
(I.R.S. Employer
Identification No.)

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS

Regular Common Stock, $1.00 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or
for such shorter period that the   Registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days.
YesX No__

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YesX No__

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.


           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 16, 1996.
1,366,321 Shares of Regular Common Stock, $1.00 par value

Market value at May 16, 1996 was $5,123,704
Documents incorporated by reference--None

CENCOR, INC.

FORM 10-K
YEAR ENDED DECEMBER 31, 1995

INDEX

           Item                                                    Page


PART I                                                                1
Item 1. Business                                                      1
Item 2. Properties                                                    1
Item 3. Legal Proceedings                                             1
Item 4. Submission of Matters to a Vote of Security Holders           2

PART II                                                               3
Item 5. Market for Registrant's Common Stock and
        Related Stockholder Matters                                   3
Item 6. Selected Financial Data                                       4
Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    5
Item 8. Financial Statements and Supplementary Data                   9
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                     24

PART III                                                             25
Item 10.  Directors and Executive Officers of the Registrant         25
Item 11.  Executive Compensation                                     26
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                30
Item 13.  Certain Relationships and Related Transactions             31

PART IV                                                              33
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
           Form 8-K                                                  33

PART I

Item 1.    Business

           CenCor, Inc. ("CenCor") was incorporated under the laws of Delaware on May 27, 1968. Prior to June 30, 1995, CenCor, was engaged in the consumer finance business through its wholly-owned subsidiary Century Acceptance Corporation ("Century"). As used herein, the term "the Company" refers to CenCor and Century collectively. Effective June 30, 1995, substantially all of the assets of Century were sold. For additional information regarding the sale of Century, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condi-tions--Sale of Century".

           The Company has not conducted on-going operations since the sale of its consumer finance business and is in the process of liquidation. CenCor's Board of Directors has adopted a resolution calling for the dissolution of CenCor and has adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation") which will be submitted for stockholder approval at CenCor's next annual meeting. If the Plan of Liquidation is approved, CenCor is expected to be fully liquidated by 1999. See "Management's Discus-sion and Analysis of Financial Condition and Results of Operation-- Financial Condition--Plan of Liquidation".

           Subsequent to December 31, 1995, CenCor caused its Convertible Notes (as later defined) to be converted into CenCor common stock
(see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Conversion of Convertible Notes"). As a result of the conversion, 572,554 shares of CenCor common stock are issuable to the holders of the Convertible Notes. As of May 16, 1996, 450,464 shares of common stock have been issued upon the surrender of Convertible Notes.
Subsequent to December 31, 1995, CenCor received into its treasury
324,641 shares of CenCor common stock in settlement of a claim against the Estate of Robert F. Brozman and the related Robert F.
Brozman Trust (see "Certain Relationships and Related Transac-tions"). The issued and outstanding share amounts reflected in this report (except the cover page) and in the December 31, 1995 financial statements included herein reflect the receipt and retirement of the 324,641 shares received from the Robert F. Brozman Trust and treats all 572,554 shares issuable as a result of the conversion of the Convertible Notes as issued and outstanding at December 31, 1995.


Item 2.   Properties

           Since the sale of its consumer finance business, the Company's need for office space has decreased sufficiently. The Company currently subleases approximately 800 sq. feet of office space on a month to month basis (see "Certain Relationships and Related
Transactions"). The Company believes that its office space is adequate for its needs.


Item 3.   Legal Proceedings

           During 1991, a Century subsidiary was the victim of a fraudulent scheme involving the purchase of automobile financing contracts which Century later determined were fictitious. Century recorded a multi-million dollar loss in 1991 as a result of the fraudulent automobile contracts. At the time of the fraudulent scheme, the Century subsidiary was insured by Lloyds of London for a maximum of $1,000,000 under a fidelity policy. Lloyds of London initially denied the claim filed by Century as a result of the fraudulent scheme. On April 22, 1994, the Century subsidiary filed suit in the Circuit Court of the Thirteenth Judicial Circuit of the State of Florida, Hillsborough County, against Lloyds of London seeking recovery of $1,000,000 for breach of contract. In March 1996, the Century subsidiary and the insurance company reached an agreement to settle the claim for $750,000.

           On July 21, 1994, Century, along with a number of other consumer finance companies, was named as a defendant in a lawsuit styled Princess Nobels v. Associates Corporation of North America, et al. The case is currently pending in the U.S. District Court for the Middle District of Alabama. The plaintiffs, who allegedly were charged for non-filing insurance, make claims for antitrust violations, fraud, violations of RICO, breach of contract, conversion, and Truth-in-Lending Act violations and seek statutory and actual damages, attorney fees and litigation costs. On April 22, 1996, a statewide class of borrowers was certified by the court. Century has denied the allegations presented in the suit and is actively defending the charges.

           On April 13, 1995, Century, along with a number of other consumer finance companies, was named as a defendant in a lawsuit filed by certain alleged borrowers of the defendant creditor/lenders. In the action, which is pending before the United States District Court for the Middle District of Alabama, Northern Division and styled Dorothy McCurdy, et al. v. American General Finance, Inc., et al, the plaintiffs allege that the defendants engaged in violations of the Alabama Mini-Code, fraud, and conspiracy with respect to the sale of credit property insurance. The plaintiffs seek statutory damages, compensatory and punitive damages, and attorneys' fees. Preliminary motions are currently pending in the case. Century has denied the allegations presented in the suit and is actively defending the charges.


Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders during the fourth quarter of the registrant's fiscal year ended Decem-ber 31, 1995.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

           CenCor's common stock is quoted on the OTC Bulletin Board under the symbol CNCR. The range of high and low sales price as quoted on the OTC Bulletin Board for each quarter of 1994 and 1995 is as follows:

                                 1994              1995

           Quarter Ended    High    Low           High       Low
           March 31             3/4   1/2          5/8       5/8
           June 30            13/16   1/2            3         3
           September 30        3/4    1/2        4-3/8      4-3/8
           December 31         3/4    9/16       3-1/2      3-1/2

           The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

           On May 16, 1996, the quoted bid price of the Common Stock on the OTC Bulletin Board was $3.75.

           At May 16, 1996, CenCor had approximately 1,166 stockholders of record. No dividends have been paid on the common stock.







(The remainder of this page is intentionally blank.)

Item 6.   Selected Financial Data

                                                               December 31
                                                                  1995
           Net Assets in Liquidation

           Cash and cash equivalents                           $22,439,000
           Property and equipment, net                              30,000
           Other assets                                         11,903,000
                     Total assets                               34,372,000

           Accounts payable and
                     accrued liabilities                         3,200,000
           Income taxes payable                                    759,000
           Long-term debt                                       12,303,000
                     Total liabilities                          16,262,000

           Net assets in liquidation                           $18,110,000

           Number of common shares outstanding                   1,488,411

           Net assets in liquidation per share                 $     12.17


           Operating results for the year ended
              December 31, 1995*:

           Income                                               $ 1,220,000

           Expenses                                               5,082,000

           Operating loss                                        (3,862,000)

           Non-operating income                                   3,087,000

           Loss before discontinued operations                     (775,000)

           Income from discontinued operations                   18,717,000

           Net income                                           $17,942,000

           Weighted average shares outstanding                    1,813,052

           Earnings per share from net income                   $      9.90

________________

*As discussed in "Description of Business," the Company is in the process of liquidation and therefore prior year financial data is not comparable or meaningful.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Sale of Century

           Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

           Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.
While the escrow may be reduced by claims of the buyer, no such claims have been made as of May 16, 1996.

           As a result of the sale, Century was able to redeem all of its outstanding secured notes held by its lenders for a purchase price equal to the principal amount of the secured notes (approximately
$102 million) together with interest. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century. The remaining net proceeds from the sale have been invested in short-term government and government agency instruments.

Conversion of Convertible Notes

           On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible
Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of May 16, 1996, 450,464 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

Plan of Liquidation

           With the sale of its consumer finance business, CenCor's business purpose no longer exists. For that reason, Cencor's Board of Directors adopted a resolution on January 22, 1996 that CenCor be liquidated and that the Plan of Liquidation be submitted to the stockholders for approval at the next annual meeting.

           Under Delaware law, the Plan of Liquidation requires the affirmative approval of a majority of the issued and outstanding shares of common stock entitled to vote. If the Plan of Liquida-tion is adopted by the stockholders, a Certificate of Dissolution will be filed with the State of Delaware and CenCor shall be dissolved. Under Delaware law, CenCor will continue as a corporate entity for three years after the dissolution becomes effective, or for such longer period as the Delaware Court of Chancery directs in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor.

           The Plan of Liquidation provides that the implementation of the plan is intended to be completed within three years of the effective date of the Certificate of Dissolution. During this three year period, CenCor would not engage in any business activities, except for preserving the value of its assets, adjusting and winding up its business and affairs, and distributing its assets in accordance with the Plan of Liquidation. CenCor's debts and liabilities, whether fixed, conditioned or contingent, would either be paid as they become due or provided for.

           At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, which CenCor does not expect to occur prior 1999, CenCor will distribute in one or a series of distributions, at any time, or from time to time as the Board, in its discretion may determine, all funds resulting from CenCor's liquidation to the stockholders in accor-dance with the respective rights of each. The proportionate interests of the respective stockholders in the assets of CenCor would be fixed on the basis of their ownership of the outstanding shares of CenCor on a record date to be determined by the Board of Directors. The Plan of Liquidation provides that CenCor will be fully liquidated no later than three years from the effective date of the Certificate of Dissolution.

           During the period of liquidation, CenCor's directors and officers would implement and carry out the provisions of the Plan of Liquidation and would receive compensation for their services.

           Under Delaware law, stockholders of CenCor do not have the right to dissent and demand appraisal of their shares if the Plan of Liquidation is adopted. Accordingly, if the Plan of Liquidation is adopted, all stockholders would be bound by its terms whether or not they voted for the plan.

           The Board of Directors has been informed that Jack Brozman, who has the authority to vote 21% of the common stock, intends to vote all of these shares in favor of the Plan of Liquidation.

           Assuming CenCor had fully liquidated and distributed its assets by December 31, 1995 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $18,110,000 in distributions or approximately $12.17 per share, less expenses. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, the ultimate amount collected on the Debenture and Preferred Stock of Concorde Career Colleges, Inc., (as discussed below), or other unforeseen factors. The actual liquidation amount also may be reduced by legal matters, including the class action lawsuits pending in Alabama against Century (see "Legal Proceedings").

           If the stockholders do not approve the proposed Plan of Liquidation, management will in all likelihood seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court that has retained jurisdiction of CenCor's 1993 plan of reorganization, on the basis that the sale of Century accomplished CenCor's plan of reorganization. A court-supervised liquidation would result in additional legal and administrative fees being incurred by CenCor, which would reduce the amount payable to stockholders upon liquidation.

Assets and Liabilities Following Sale of Century Using Liquidation
Accounting

           Following the sale of its consumer finance business, the Company's assets consist primarily of cash and cash equivalents, a junior secured debenture (the "Debenture") in the principal amount of $2,422,000 of Concorde Career Colleges, Inc. ("Concorde"), 300,000 shares of Concorde's cumulative preferred stock (the "Preferred Stock"), certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business. At December 31, 1995, the Company also held a receivable in the amount of $750,000 relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991 (see "Legal Proceedings") and a $875,000 receivable for a claim against a third party relating to the Company's loss of goodwill due to the so-called CenCor, Inc. of Kansas City loans (the "CIKC Loans"). The Company received payment for these receivables in March 1996. The Company's remaining liabilities consist primarily of the amounts due to the holders of its Non-Convertible Notes (as later defined), accounts payable, and other accrued liabilities, including accrued income taxes. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of account-ing. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. For information concerning the estimated fair values given these items by the Company and the methods and assumptions used to arrive at such values, see the Company's Financial Statements and the notes thereto.

Results of Operations

           During the year ended December 31, 1995, the Company's sources of income, apart from the income received from the discontinued operations of Century, consisted mostly of collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture. The Company also recognized an additional $875,000 of income from the settlement claim against a third party as described above. In addition, the Company recognized a gain of $3,087,000 as a result of its settlement with the Estate of Robert F. Brozman and related Robert
F. Brozman Trust (collectively the "Brozman Estate"). CenCor released the Brozman Estate of all liability upon receipt of $600,000 in cash plus the transfer of shares of CenCor common stock held by the Brozman Estate in the amount of $2,487,000 (see
"Certain Relationships and Related Transactions").

           The Company's expenses during the year ended December 31, 1995 consisted mainly of salaries, professional fees, consulting fees in connection with the sale of Century's assets and accrued expenses related to the Company's stock appreciation rights ("SARs") and phantom stock options. See Note 9 to the consolidated financial statements for further information regarding the SARs and phantom stock options. In addition, interest expense on the Non-Convert-ible Notes and Convertible Notes accrued monthly during the period at the estimated discount rate of 16%. Consequently, interest expense exceeded interest income due to the higher discount of the Company's long-term debt as compared to the yield on the Company's investments. During the period of liquidation, the change in the discounted value of the long-term debt will be recognized currently as an adjustment to estimated liquidation value.

           Century's loss from operations was $5,330,000. The loss was comprised of revenue of $15,714,000 which was offset by expenses of $21,044,000, including interest expense of $5,981,000, provision for credit losses of $4,462,000 and salaries and other expenses of $10,601,000.

           From the date of sale of Century's assets to December 31, 1995, the Company earned $707,000 in interest income from its short-term investments. The Company's expenses during the same time period consisted mostly of professional fees, severance and bonus payments to former employees and officers, a charge-off in the amount of $250,000 related to the reduction in the receivable from its fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991, and a contingency reserve related to various legal matters.

Activities During Liquidation Period

           The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including the collection of the Debenture, Preferred Stock, and the previous-ly charged-off Concorde receivables received in payment of accrued interest. The Company will also closely monitor claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until the Company's long-term debt becomes payable and distributions are made to stockholders, management expects to invest the available proceeds from the sale of Century and the Company's other cash in short-term government or government agency instruments.

           The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses and other liquidating expenses.

           The Company will be required to satisfy the balance of the Non-Convertible Notes together with all other liabilities prior to any distribution on its outstanding common stock.

Regulation During the Liquidation

           Because of the sale of Century's consumer finance business, CenCor may be an "investment company" as defined in the Investment Company Act of 1940 (the "1940 Act"). The 1940 Act generally requires investment companies to register with the Securities and Exchange Commission after which their capital structure, securities issuances, investments and transactions with affiliates, along with numerous other activities would become subject to extensive regulation. The 1940 Act does not, however, require an investment company to register if its only activities are those "merely incidental to its dissolution". CenCor believes that in light of the dissolution exception from registration under the 1940 Act, CenCor will not have to register under such act, assuming that the plan of liquidation is approved by the stockholders.

Surrender of Certificates for Common Stock

           At such time as the respective interest of the stockholders are fixed on the basis of the ownership of their outstanding shares of common stock of the Corporation on a record date determined by the Board (the "Record Date"), it is anticipated that the stock transfer books of CenCor will be closed, no further transfers will be recorded on CenCor's books and no further stock certificates will be issued, other than replacement certificates. All distribu-tions from CenCor on or after the Record Date will be made to stockholders according to their stockholdings as of the Record
Date. As soon as practicable after the determination of the Record Date, stockholders will be advised of the procedures for surrender-ing certificates representing their shares of common stock. Stockholders should not forward their stock certificates before receiving those instructions. All distributions otherwise payable by CenCor to stockholders who have not surrendered their stock certificate and executed and returned such documents may be held for such stockholders, without interest, until the surrender of their certificates (subject to the laws relating to unclaimed property).

Liquidity and Capital Resources

Capital Obligations

           The Company has no significant obligations for capital purchases.

Defaults on Long-Term Debt

           The Company is in compliance with all covenants and terms under the indenture for the Non-Convertible Notes.

Internal Revenue Service Examination and Potential California Sales
Tax Assessment

           The Company's income tax returns for 1988 and 1989 were examined by the Internal Revenue Service (IRS) which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has also claimed additional deductions in these years. In addition, the Company's 1990, 1991, and 1992 income tax returns are currently under examination by the IRS. Management believes that the ultimate disposition of these IRS examinations will not have a material effect on the financial position of the Company.

           As a result of the unresolved IRS examinations, management cannot precisely estimate the amount of the Company's net operating loss ("NOL") carryforward for federal income tax purposes. For purposes of estimating the Company's current income tax liability, management has made certain assumptions regarding the Company's NOL carryforwards, which were utilized in full during 1995. Because the proposed adjustments for 1988 and 1989 have not been resolved and the 1990-1992 IRS examination is still ongoing, no assurance can be made regarding this amount.

           The California Board of Equalization (the "Board of Equaliza-tion") issued a Notice of Determination on January 30, 1996 to Charter Equipment Leasing Corp. ("Charter"), a former subsidiary of CenCor, in the approximate amount of $723,300 for sales taxes, interest and penalties for the period October 1 through 31, 1992.
On April 29, 1996, the Board of Equalization issued a revised
Report of Field Audit reducing the sales tax assessment against Charter to $5,362.

           Charter sold substantially all of its assets in November 1992 and dissolved in October 1994. The bulk of the January 1996 tax assessment was based upon Charter's sale of assets. The April 1996 Report of Field Audit reduced the sales tax assessment, because the asset sale occurred in November 1992 and the assessment period ended October 31, 1992. The Board of Equalization may still attempt to assert a claim against the buyer of Charter's assets based upon successor liability for the sales taxes allegedly due from the November 1992 sale transaction. If the buyer is assessed sales taxes, the buyer may attempt to assert an indemnification claim against CenCor.

Item  8.   Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS

                                                                  Page

CenCor, Inc.

Report of Independent Auditors                                     11

Audited Consolidated Financial Statements

Consolidated Statement of Net Assets in Liquidation                12
Consolidated Statement of Operations                               13
Consolidated Statement of Stockholders' Equity                     14
Consolidated Statement of Cash Flows                               15
Notes to Consolidated Financial Statements                         17

Report of Independent Auditors


The Board of Directors and Stockholders
CenCor, Inc.


We have audited the accompanying consolidated statement of net assets in liquidation of CenCor, Inc. (the Company) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, as a result of the Board of Directors' intent at December 31, 1995, the Company changed its basis of accounting from the going-concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of CenCor, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.



                                    Ernst & Young LLP
May  22, 1996
Kansas City, Missouri

CenCor, Inc.
(In Process of Liquidation)
Consolidated Statement of Net Assets in Liquidation
December 31, 1995
Assets:
Cash and cash equivalents                                $22,439,000
Property and equipment, net of accumulated
           depreciation                                       30,000
Other assets                                              11,903,000
           Total assets                                  $34,372,000

Liabilities:
Accounts payable and accrued liabilities                  $3,200,000
Income taxes payable                                         759,000
Long-term debt                                            12,303,000
           Total liabilities                              16,262,000

Net assets in liquidation                                $18,110,000

Number of common shares outstanding                        1,488,411

Net assets in liquidation per share                      $     12.17

See accompanying notes.

CenCor, Inc.
(In Process of Liquidation)
Consolidated Statement of Operations
For the Year Ended December 31, 1995
Income                                                    $1,220,000

Expenses:
Salaries and other expenses                                2,822,000
Interest expense, net                                      2,260,000

Operating loss                                            (3,862,000)

Non-operating income                                       3,087,000

Loss before discontinued operations                         (775,000)

Discontinued operations:
Loss from operations, net of $0 taxes                     (5,330,000)
Gain on disposal, net of $1,100,000 taxes                 24,047,000

Income from discontinued operations                       18,717,000

Net income                                               $17,942,000

Weighted average common and common
equivalent shares outstanding                              1,813,052

Earnings per share of common stock and
common equivalent shares of stock:

Loss per share before discontinued operations               $ (0.43)

Earnings per share from discontinued operations               10.33

Earnings per share from net income                           $ 9.90

See accompanying notes.

CenCor, Inc.
(In Process of Liquidation)
Consolidated Statement of Stockholders' Equity



                                                                 Retained
                              Shares     Amount      Paid-in     Earnings      Net Assets
                                                     Capital     (Deficit)     In Liquidation  Total
Balance at December 31, 1994  1,240,498  $1,241,000  $2,805,000  $(11,273,000) $ --            $(7,277,000)
Net income                         --         --           --      17,942,000    --             17,942,000
Shares received in settlement  (324,641)   (325,000)   (734,000)   (1,428,000)   --             (2,487,000)

Balance at December 31, 1995
prior to adoption of
liquidation basis of
accounting                      915,857     916,000   2,071,000     5,241,000    --              8,228,000

Adoption of liquidation
basis of accounting             572,554    (916,000) (2,071,000)   (5,241,000)  18,110,000       9,882,000

Net assets in liquidation at
December 31, 1995             1,488,411  $     --          --     $   --       $18,110,000     $18,110,000


See accompanying notes.

CenCor, Inc.
(In Process of Liquidation)
Consolidated Statement of Cash Flows
For the Year Ended December 31, 1995
Operating activities:
           Net income                                        $17,942,000

Adjustments to reconcile net income to net
           cash provided by operating activities:

           Gain on disposal                                  (24,047,000)

           Other changes in assets and liabilities, net        1,370,000

Total adjustments                                            (22,677,000)
Net cash provided by operating activities                     (4,735,000)

Investing and other activities:

Proceeds from sale of discontinued operations                123,710,000

Loss from discontinued operations                              4,561,000

Capital expenditures, net                                        (35,000)

Net cash provided by investing and other
activities                                                   128,236,000


CenCor, Inc.
(In Process of Liquidation)
Consolidated Statement of Cash Flows (continued)
For the Year Ended December 31, 1995

Financing activities:
Payments of long-term debt                                 $(102,095,000)

Net cash used in financing activities                       (102,095,000)

Net increase in cash and cash equivalents                     21,406,000

Cash and cash equivalents at beginning of year                 1,033,000

Cash and cash equivalents at end of year                     $22,439,000

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest                                                      $5,698,000

Income taxes                                                    $356,000

See accompanying notes.

CenCor, Inc.
Notes to Consolidated Financial Statements
December 31, 1995


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CenCor, Inc. and its wholly-owned subsidiary, Century Acceptance Corporation ("Century") (collectively, "the Company"). Effective June 30, 1995, the Company sold substantially all of the assets of Century, its only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As the Company has changed its basis of accounting from going concern basis to liquidation basis, comparative financial state-ments are not meaningful and thus have not been presented.

The operations of Century, which accounted for substantially all of the Company's operations, have been reflected as discontinued operations.

As a result of Board of Directors' intent of Liquidation, as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the Plan of Liquidation). In connection with the Plan of Liquidation, the officers and directors of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certifi-cate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be dissolved in October 1999. The Plan of Liquidation will be submitted to the shareholders for approval at the next stockholder meeting. If the stockholders do not approve the Plan of Liquidation, management will in all likelihood seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquida-tion basis of accounting. Accordingly, the statement of net assets in liquidation at December 31, 1995 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value in subsequent periods will be recognized currently.
Estimated costs of liquidation have not been provided since such costs are not reasonably estimatable.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market accounts, and short-term government or government agency instruments.

Fair Values of Assets and Liabilities

The following methods and assumptions were used by the Company in estimating the liquidation value of its assets and liabilities:

Cash and cash equivalents: The carrying amount reported in the statement of net assets in liquidation for cash and cash equiva-lents approximates their fair value.

Other Assets:  The fair value of the Company's other assets (see
Note 4) is estimated using discounted cash flow analysis, based on an estimated discount rate commensurate with the associated risks.

Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at December 31, 1995). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan (see Note 5).

The $9,882,000 effect of adoption of liquidation basis of account-ing is comprised primarily of the increased value in the Concorde related assets, as described in Note 4, and the revaluation and conversion of long-term debt as described in Note 5.

2.   Discontinued Operations

Effective June 30, 1995, the Company sold substantially all of the assets of Century. The gross cash proceeds from the sale of Century were approximately $128,710,000. In accordance with the provisions of the sales agreement, $5,000,000 of the purchase price was placed in escrow to secure certain indemnification obligations of the Company to the buyer that run through July 1, 1998.

Century was able to redeem all of its outstanding secured notes held by its lenders for a purchase price equal to the principal amount of the secured notes (approximately $102 million) together with interest, but without the payment of substantial prepayment premiums payable under the secured notes. The lenders also surrendered for cancellation outstanding warrants which would have allowed them to acquire up to 30% of Century.

The loss from operations, net of applicable income taxes, for Century is segregated as discontinued operations in the accompany-ing consolidated statement of operations. The net loss from discontinued operations is as follows:

                                                   December 31,
                                                       1995
Revenues                                           $15,714,000
Expenses                                           (20,988,000)
Other loss                                             (56,000)
Loss from discontinued
  operations before income taxes                    (5,330,000)
Income taxes applicable to
  discontinued operations                                   --
Net loss from discontinued
  operations                                       $(5,330,000)

3.   Litigation and Contingencies

Century is a defendant, along with a number of other consumer finance companies, in two class action lawsuits currently pending in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. Century has denied the allegations presented in the suit and is actively defending the charges. Management believes that any potential liability pertaining to these lawsuits would be immaterial to the accompanying financial statements.

4.   Other Assets

Concorde Career Colleges, Inc. ("Concorde"), a former subsidiary of CenCor that was spun off in 1988, agreed as part of the spin-off arrangement to assume certain obligations of CenCor relating to CenCor's then outstanding Series H 10% notes. As a result of Concorde's subsequent inability to make payments on the assumed debt, CenCor terminated Concorde's obligation regarding these notes in consideration of Concorde issuing to CenCor a junior secured debenture (the "Debenture") in the amount of $5,422,000. The Debenture, which is due July 31, 1997, is secured by a lien on substantially all of Concorde's assets, which lien is junior to the lien of Concorde's secured bank lender. Interest on the Debenture compounds and accrues quarterly at a variable rate not to exceed 12 percent. The interest rate (11.0 percent at December 31, 1995) is variable based upon both Concorde's cost of funds and the amount of debt outstanding under the agreement.

The Debenture also entitles CenCor to an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeds $3,500,000. Market capitalization is the total common shares of Concorde multiplied by the highest average share price (high-bid) for any 30 consecutive trading days between January 1, 1997 and June 30, 1997.

In 1993, Concorde and CenCor amended their Agreement to provide that CenCor would receive Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The amendment grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties.

In 1994, Concorde and CenCor further amended their Agreement to provide that CenCor would receive an additional $15,000,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Debenture through December 31, 1994 in the amount of $500,231. The amendment grants CenCor the same rights of assignment and substitution for these receivables as provided for in the first amendment. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company as a result of the 1993 and 1994 amendments.

As part of the 1994 amendment, CenCor also agreed to accept 300,000 shares of Concorde's cumulative preferred stock (the "Preferred Stock") in exchange for the cancellation of $3,000,000 of the total $5,422,000 of original principal amount of the Debenture. The Preferred Stock, $.10 par value, has a per share liquidation preference of $10.00. Cumulative quarterly dividends accrue at a rate equal to 73% of the then current interest rate on the Debenture. The dividends accumulate until such time as the Debenture has been repaid in full which is currently scheduled for July 31, 1997. At such time, the accumulated quarterly dividends will be paid ratably over the ensuing 12 fiscal quarters. The Preferred Stock has no mandatory redemption date but Concorde may redeem the Preferred Stock, in whole or in part, at any time, at liquidation value plus accrued cumulative dividends.

Management of Concorde recently reported improvements in its financial condition resulting in a substantial reduction in its outstanding bank debt. Consequently management, in conjunction with its independent financial advisor, has estimated the liquidation value in the Debenture, including accrued interest, to be $2,802,804 as of December 31, 1995. In addition, management and its independent financial advisor have determined that Concorde will most likely elect to redeem the preferred stock on December 31, 2003. The estimated liquidation value of the Preferred Stock and accrued dividends is $2,074,925 at December 31, 1995.

Also included in other assets are receivables relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991 and a claim against a third party relating to the CenCor, Inc. of Kansas City. In March of
1996, the Company reached agreements to settle these claims.

As mentioned in Note 2, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,028,000), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obligations would be immaterial to the accompanying financial statements.

5.   Long-Term Debt

Pursuant to a 1993 plan of reorganization, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

i.   $600 principal amount of non-interest bearing Non-Convertible Notes
ii.  $400 principal amount of non-interest bearing Convertible Notes
iii. 5.2817 shares of CenCor common stock, par value of $1 per share

The principal balances of the Non-Convertible Notes at December 31, 1995 is $17,174,656. The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. Such notes have been assigned a fair value of $12,303,000 at December 31, 1995.

In accordance with the provisions of the bankruptcy plan, the Convertible Notes are convertible at CenCor's option due to the receipt of at least $17,500,000 in net proceeds from the sale of Century's assets. The Convertible Notes were converted at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. In connection with the conversion of these notes, 572,554 shares of CenCor common stock are issuable to the convertible noteholders. The conversion of these notes in satisfaction of $11,449,771 principal amount of the obligations is reflected in the financial statements and the number of outstanding shares at December 31, 1995.

6.   Other Income

The Company and the Estate of Robert F. Brozman and the related
Trust of Robert F. Brozman (collectively the "Brozman Estate")
entered into a settlement agreement pursuant to which the claims of the Company against the Brozman Estate, including claims arising from CenCor's loss of goodwill, would be
settled.  Under the settlement agreement, CenCor released the
Brozman Estate of all liability upon receipt of $600,000 in cash plus the transfer of shares of common stock held by the Brozman
Estate in the amount of $2,487,000.  In March of 1995, CenCor
received the $600,000 in cash from the Brozman Estate.   The
Company, with the assistance of its independent financial advisor, and the Brozman Estate agreed to a value of the stock of $7.66 per share which resulted in 324,641 shares of stock being transferred to the Company. The transfer in satisfaction of the settlement agreement and the subsequent retirement of the stock is reflected in the December 31, 1995 financial statements.

7.   Per Share Information

Earnings per common share and common equivalent shares were computed by dividing net income by the average outstanding shares of stock during the year ended December 31, 1995. The number of weighted average common share equivalents was increased under the assumption that the common stock shares issued as a result of the conversion of the Convertible Notes were outstanding during the year ended December 31, 1995.

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at December 31, 1995.

8.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. There is no provision or benefit for income taxes allocated to operations as of December 31, 1995. A reconciliation of income tax provision (benefit) allocated to operations to the amount computed using the statutory federal income tax rate is as follows:

                                                        1995
Provision (benefit) at statutory rate (34%)          $(264,000)
Estimated limitation of recognition of operating
 loss under applicable accounting principles           264,000
Income tax provision (benefit) allocated
 to operations                                       $       0

The provision for income taxes allocated to discontinued operations consisted of the following:

                                                     December 31,
                                                         1995
Federal                                                $765,000
State                                                   335,000
                                                     $1,100,000

The Company's income tax returns for 1988 and 1989 were examined by the Internal Revenue Service (IRS), which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has also claimed additional deductions in these years as a result of the prior period adjustments. In addition, the Company's 1990, 1991, and 1992 income tax returns are currently under examination by the IRS. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company and no liability has been accrued at December 31, 1995.

As a result of the unresolved IRS examinations, management cannot precisely estimate the amount of the Company's net operating loss ("NOL") carryforward for federal income tax purposes. For purposes of estimating the Company's current income tax liability, manage-ment has made certain assumptions regarding the Company's NOL carryforwards, which were utilized in full during 1995. Because the proposed adjustments for 1988 and 1989 have not been resolved and the 1990-1992 IRS examination is still ongoing, no assurance can be made regarding this amount.

The Company has alternative minimum tax (AMT) credit carryforwards of approximately $190,000 which have an unlimited carryforward period.

9.   Stock Option Plan

In 1993, CenCor granted 90,000 phantom share options to certain officers and directors of CenCor. For each option exercised, the holders will receive a cash payment equal to the excess, if any, over $1.00 per share of the greater of (i) the closing price of the Common Stock on the NASDAQ National Market (as determined on the date the option is exercised), (ii) the stockholders' equity of CenCor at the end of its most recent fiscal quarter, or (iii) the aggregate distributions per share received by CenCor's stockholders
in the event CenCor is liquidated.    The options automatically
terminate (a) five years after such officer or director resigns, or is removed, or (b) on the date that said officer or director engages in certain misconduct under his employment agreement. The Company recorded a liability in the amount of $1,010,000 at December 31, 1995 for this obligation.

The Company has 50,000 Stock Appreciation Rights (SARs) to certain directors and officers of the Company outstanding at December 31, 1995. The liability related to the SARs was $701,505 at December 31, 1995. The SARs permit the holders to receive a cash payment of the excess of the fair value of Century's stock at the date of exercise over the fair value of Century's stock as of the date of grant. As a result of the sale of Century during 1995, the holders of the SARs became entitled to payment. The fair market value of Century's stock has been determined as the net proceeds from the sale less liabilities retained by Century. $505,500 of the payment due on the SARs was disbursed in January of 1996 and the remaining liability is scheduled to be paid in installments through July of 1998.

10.   Employee Benefit Plan

The Company has a Profit-Sharing and 401(K) Retirement Savings Plan (the Plan) which covers all employees, age 21 or older, with one year of service. Participants may contribute from 1% to 20% of their annual compensation, with certain exclusions. The Company may make discretionary contributions. No contributions were made by the Company to the Plan in 1995.

The Company terminated its Plan on September 30, 1995. At termination the account of each participant of the Plan became fully vested and nonforfeitable. The Plan will continue to be administered in accordance with its terms until the receipt of a favorable determination letter from the IRS. At that time, the Plan assets will be distributed to the participants as indicated by the terms of the Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.











(The remainder of this page is intentionally blank.)

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following tables sets for the names of the directors of the registrant and certain related information as of December 31, 1995. Each of the directors has been elected to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified.

Name of                     Served               Principal Occupation for
Director                    Since    Age   Last Five Years and Directorships<F1>
Jack L. Brozman<F1>         1979     46    Chairman of the Board, President and Chief
                                           Executive Officer of CenCor and ConCorde
                                           since June 1991.  Chief Executive Officer of
                                           Century from July 1991 to August 1992.
                                           Chairman of the Board and Treasurer, from
                                           June 1991 until July 23, 1993, and President
                                           and Director, for more than five years prior
                                           to July 23, 1993, of La Petite Academy, Inc.
                                           Director of Century and ConCorde.

Edward G. Bauer, Jr.<F2><F3> 1991    68    Vice President and General Counsel of
                                           Philadelphia Electric Company for more than
                                           the five-year period prior to August 1988.
                                           Retired from this position at the end of
                                           August 1988.

George L. Bernstein<F2><F3>  1991    64    Chief Financial and Administrative Officer of
                                           Howard Fischer Associates, Inc. (executive
                                           search firm) since October 1994.  Chief Operating
                                           Officer of Dilworth, Paxson, Kalish & Kauffman,
                                           Philadelphia, Pennsylvania (law firm) from
                                           November 1991 to September 1994.  Director of
                                           R & B, Inc. (distributor of automotive parts).
                                           Director of Century effective April 8, 1993.

Marvin S. Riesenbach<F2><F3> 1991    66    Executive Vice President and Chief Financial
                                           Officer of Subaru of America, Inc. for more than
                                           the five years prior to October 1990.
                                           Retired from this position at the end
                                           of October 1990.


<F1> Jack L. Brozman is the sole trustee of the Estate of Robert F. Brozman.
<F2> Director effective July 1, 1991.
<F3> Member of Special and Audit Committees beginning July 1, 1991.  Elected to
     Executive Compensation Committee on August 21, 1991.

The Board of Directors of CenCor held 12 meetings and acted by unanimous written consent on one occasion during the last fiscal year. Standing committees, consisting of the Special Committee and the Audit Committee, held five meetings during the last fiscal year. The Executive Compensation Committee makes salary and bonus recommendations for certain executive officers. The Audit Committee oversees the work of CenCor's independent auditors. CenCor's Board of Directors does not have a nominating committee. The Special Committee has the final authority to thoroughly investigate and report to the Board of Directors on certain matters concerning the misappropriation of CenCor's assets by CenCor's previous chairman of the board, Robert F. Brozman, or certain of his affiliated privately held companies. The Special Committee also has the power and authority to consider the adequacy of CenCor's internal controls and procedures and to investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

In addition to Jack L. Brozman, the following person also serves as an executive officer of the Company as of December 31, 1995.

Name            Age                   Principal Occupation for Last Five Years
Terri Rinne      28                   Vice President CenCor since July 1, 1995.
                                      Controller of CenCor from April 1994 through
                                      June 1995.  Tax manager of CenCor and Century
                                      from August 1993 through March 1994.  Accountant
                                      with Arthur Andersen, LLP from October 1989
                                      through August 1993.

Disclosure of Delinquent Files

Except as described below, the Company believes, based on informa-tion filed with the Company, that all reports required to be filed for the past two years with the Securities and Exchange Commission under Section 16 by the Company's executive officers, directors, and ten percent stockholders have been filed in compliance with applicable rules:

Terri Rinne failed to file a report on Form 3 with respect to her appointment as an executive officer of the Company in July 1995. A report on Form 5 disclosing the information required by Form 3 (and reporting no common stock ownership or transactions) was subsequently filed, on an untimely basis, with the Securities and Exchange Commission.

Edward Bauer reported, on an untimely basis, a transaction in CenCor common stock in May 1995.


Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1995 for services in all capacities to CenCor and its subsidiaries in 1993, 1994, and 1995.

                                                                              Long-Term
                                                                             Compensation
                                              Annual
                                            Compensation                     Awards      Payout
                                                               Other Annual
Name and Principal                      Salary       Bonus     Compensation   Option/SARs
Position                     Year         ($)         ($)        ($)            (#)       SARs
Jack L. Brozman, Chairman
of the Board and Chief
Executive Officer of CenCor  1995     $178,300<F1>                            15,000<F2>    <F3>
                             1994     $134,800<F1> $25,000<F4>                15,000
                             1993     $129,800<F1> $25,000<F4>                60,000

Patrick F. Healy, former
Vice President-Finance,
Treasurer and Chief
Financial Officer of
CenCor and Century and
former Chief Accounting
Officer of CenCor<F5>        1995     $ 56,400     $15,000<F6>                10,000<F2>    <F7>
                             1994     $152,800                                10,000
                             1993     $161,000      $5,000<F6>                30,000

Dennis Berglund, former
Chief Executive Officer and
President of Century<F8>     1995     $94,000      $571,600<F9> $265,000<F10> 30,000<F2>
                             1994    $150,000                       $700<F11> 30,000
                             1993    $100,100                       $800<F12>

<F1> Mr. Brozman also received compensation as an executive officer of ConCorde.
<F2> "See "Executive Compensation--Option/SAR Grants in Last Fiscal
Year."
<F3> Mr. Brozman will receive a payout on 30,000 units of stock appreciation rights (SARs) deemed exercised in 1995 in the amount of $427,000 but payable in installments beginning in 1996 and ending in 1998. See "Executive Compensation -- Option/SAR Exercise and Fiscal Year End Option Value Table."
<F4> Mr. Brozman was awarded and paid a $25,000 cash bonus in 1993 in recognition of his excellent performance during 1992. Mr. Brozman was also awarded and paid a cash bonus in 1994 of $25,000 in recognition of his excellent performance in 1993.
<F5> Mr. Healy's employment with the Company terminated on January
18, 1995.
<F6> Mr. Healy was awarded and paid a $5,000 cash bonus in 1993 in recognition of his excellent performance to the Company during 1992. Mr. Healy was also awarded a cash bonus in 1994 of $15,000 in recognition of his excellent performance to the Company during 1993. The $15,000 bonus was not paid until 1995.
<F7> Mr. Healy will receive a payout on 20,000 SAR units deemed exercised in 1996 in the amount of approximately $286,700 but payable in installments beginning in 1996 and ending in 1998. See "Executive Compensation -- Optional/SAR Exercises and Fiscal Year-End Option/SAR Value Table."
<F8> Mr. Berglund's employment with the Company terminated on July 1,
1995.
F9> Consists of a bonus attributable to incentives contained in employment agreement. As a result of this incentive arrangement, Mr. Berglund will receive an estimated additional bonus of $803,000 during 1996.
<F10> Consists of $85,000 paid in satisfaction and termination of in-
the-money SARs and a $180,000 severance payment pursuant to Mr. Berglund's employment agreement.
<F11> Consists of the value of a leased automobile.
<F12> Consists of the value of a leased automobile and vacation earned as the result of a promotional program.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information as to SARs granted by CenCor during 1995 to executive officers named in the Summary
Compensation Table.

                                                                                         Potential Realizable Value at
                                                                                          Assumed Annual Rates of
                                                                                         Stock Price Appreciation For
                         Individual Grants                                                    Option Term

                                    Percent of Total Options/
                                       SARs Granted to Em-       Exercise or
                     Options/SARs     ployees in Fiscal Year     Base Price   Expiration
Name                 Granted (#)                                 ($/Sh)         Date        5%($)         10%($)
Jack L. Brozman      15,000<F1>            27%                   $13.72       12/31/98      NA<F2>         NA<F2>
Patrick F. Healy<F3> 10,000                18%                   $13.72       12/31/95      NA<F2>         NA<F2>
Dennis Berglund      30,000<F1>            55%                   $13.72       12/31/98      NA<F2>         NA<F2>

<F1> In 1995, CenCor approved SARs for Messrs. Berglund and Brozman relating to appreciation in value of Century's common stock. Messrs. Berglund and Brozman were granted 30,000 and 15,000 SAR units, respectively, effective March 1, 1995. The SARs provide that the executive will receive cash compensation for his units at the earlier of his death, permanent disability, involuntary termination of employment without cause or December 31, 1998, equal to the amount by which the per share value of Century stock at such time (determined by formula) exceeds a base amount of $13.72. If substantially all of the assets or stock of Century are sold prior to December 31, 1998, the amount to be paid to the executive would be equal to the amount by which the net liquidation recovery per share of Century exceeds the base amount. The base amount of $13.72 was selected by CenCor's Executive Compensation Committee as the estimated value per share of Century stock as of December 31, 1993. The SARs terminate if (a) the executive terminates employ-ment with Century prior to January 1, 1999, for reasons other than death or disability; (b) the executive is terminated for cause; or
(c) the executive violates certain noncompetition obligations.

<F2> As a result of the consideration received from the sale of
Century on June 30, 1995, the payout receivable for the SARs granted during 1995 has been determined. See "Executive Compensa-tion -- Option/SAR Exercise and Fiscal Year-End Option/SAR Value Table."

<F3> Mr. Healy was awarded 10,000 SAR units relating to Century's common stock on March 1, 1995 having the same terms and conditions as the stock appreciation rights granted to Messrs. Berglund and Brozman. In recognition of Mr. Healy's continuing consulting services to CenCor and Century and his service as CenCor's representative on the Board of Directors of Century, CenCor determined, subsequent to the termination of Mr. Healy's employment on January 18, 1995, that Mr. Healy's benefits under his SARs continue only with respect to a sale Century at any time on or before December 31, 1995.

Option/SAR Exercise and Fiscal Year-End Option/SAR Value Table

The following table provides information with respect to the named executive officers concerning SARs exercised during 1995 and unexercised options held as of December 31, 1995.

                    SAR's       Value      # of Securities Underlying       Value of Unxercised In-The-
                  Exercised    Realized    Unexercised Options/SARs           Money Options/SARs
Name                             ($)             at FY-End                        at FY-End ($)
                                           Exercisable  Unexercisable        Exercisable     Unexercisable
Jack L. Brozman,
CEO                30,000    $427,000<F1>   60,000<F2>      N/A                 Between           N/A
                                                                                $150,000
                                                                                    and
                                                                                $670,000<F3>

Patrick F. Healy   20,000    $286,700<F1>   30,000<F4>      N/A                 Between           N/A
                                                                                $75,000 and
                                                                                $335,100<F3>

Dennis Berglund     <F5>        <F5>            N/A         N/A                    N/A            N/A

<F1> Amount relates to value of SAR units deemed exercised during
1995 but payable in subsequent years.
<F2> Consists of phantom share options relating to 60,000 shares of
CenCor common stock.
<F3> Represents range of estimated value of phantom stock options.
The actual value at exercise will depend on which of three approaches to value are then applicable. The actual value realized may fall outside the range indicated.
<F4> Consists of phantom share options relating to 30,000 shares of
CenCor common stock.
<F5> Mr. Berglund received $85,000 in satisfaction and termination of
60,000 in-the-money SAR units. See "Executive Compensation -- Summary Compensation Table."


Compensation of Directors

Each non-officer/director of CenCor is paid an annual retainer of $25,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, with respect to CenCor common stock (the only class of voting securities), the only person known to be a beneficial owner of more than five percent (5%) of any class of CenCor voting securities as of May 16, 1996.

                                       Number of Shares and
Name and Address                       Nature of Beneficial
of Beneficial Owner                       Ownership<F1>            Percent of Class
Jack L. Brozman, Trustee                    272,423<F2>                   18%
Robert F. Brozman Trust
1100 Main St.
Kansas City, Missouri  64105


<F1> Nature of ownership of securities is direct.  Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<F2> Does not include 34,344 shares held by Jack L. Brozman or 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest.

The following table sets forth, with respect to CenCor common stock (the only class of voting securities), (i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of May 16, 1996.

                                  Number of Shares and
Name and Address                  Nature of Beneficial
of Beneficial Owner                  Ownership<F1>                Percent of Class
Jack L. Brozman                       306,767<F2>                         21%
Edward G. Bauer, Jr.                     ---                              ---
George L. Bernstein                      ---                              ---
Marvin S. Riesenbach                     --                               ---
Directors and Officers as a Group     306,767<F2>                         21%


<F1> Nature of ownership of securities is indirect.  Beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<F2> Includes 34,344 shares held by Jack L. Brozman and 272,423 shares held by the Robert F. Brozman Trust. Does not include 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.


Item 13.   Certain Relationships and Related Transactions

Concorde, a business in which Jack L. Brozman has an interest, continues to be indebted to CenCor. CenCor holds the Debenture in the principal amount of $2,422,000 of Concorde. In addition, CenCor owns 300,000 shares of Concorde's Preferred Stock. Further, CenCor has been assigned approximately $23.4 million in previously charged-off Concorde receivable in payment of accrued interest on the Debenture.

The Debenture, which matures July 31, 1997, provides for principal and interest payments commencing June 30, 1996 based on a ten year amortization schedule. A balloon payment for the remaining balance is called for on July 31, 1997.
Under the Debenture, Concorde will make an additional contingent payment to CenCor at maturity in an amount equal to 25% of the market value of Concorde's outstanding common stock in excess of $3,500,000 on July 31, 1997.

The Preferred Stock provides for cumulative quarterly dividends from the date of issuance at an annual dividend rate equal to 73% of the then current interest rate on the Debenture. Dividends cumulate until such time as the Debenture has been repaid in full.
At such time, the accumulated dividends are then paid ratably over the next 12 consecutive quarters. After the retirement of the Debenture, the current dividends on the Preferred
Stock will become payable and the dividend rate changes to 2% above the prime rate charged by Concorde's bank lender up to a maximum rate of 12%. In the event of Concorde's voluntary or involuntary liquidation, the Preferred
Stock has a liquidation preference of $10 per share ($3,000,000), plus cumulative dividends. While Concorde may redeem the Preferred
Stock in whole or in part at liquidation value plus accrued cumulative dividends, the Preferred Stock does not provide for mandatory redemption.

Concorde assigned to CenCor the previously charged off receivables (primarily student loan promissory notes) in payment of accrued interest on the Debenture through December 31, 1994 of approximate-ly $1 million. Provided that CenCor undertakes reasonable steps to collect the charged off receivables, CenCor has a right to substitute receivables as to which collection efforts have been made for new Concorde receivables until such time as CenCor receives cash equal to the accrued interest. Any amounts collected in excess of the accrued interest amount, apply first to reimburs-ing Concorde for its professional fees and then to interest and principal on the Debenture.

The Company currently subleases its approximately 800 sq. feet office space from Concorde on a month to month basis. The Company pays rent of $927 per month for the space.

Jack L. Brozman, who is Chairman of the Board of CenCor and Centu-ry, is Chairman of the Board of Concorde. Mr. Brozman owns 171,724 shares of Concorde (2.5% of the outstanding). As sole fiduciary for the Estate of Robert F. Brozman (the "Brozman Estate") and the Robert F. Brozman Trust (he is one of the beneficiaries of the estate and the trust), he owns 2,985,324 shares of Concorde (42.9% of the outstanding).

The Company and the Brozman Estate have settled the claims of the Company against the Brozman Estate arising from the CIKC Loans. The Company released the Brozman Estate from all liability in exchange for $600,000 in cash plus the transfer to the Company on May 16, 1996 of 324,641 shares of CenCor common stock previously held by the Brozman Estate. Pursuant to the terms of the settle-ment agreement between the Company and the Brozman Estate, the shares transferred represent the number of shares of common stock which equal the aggregate of $400,000 plus one-half the amount by which the December 31, 1995 fair market value of the stock held by the Brozman Estate exceeds $400,000. The Special Committee, with the assistance of its independent financial advisor, determined that the fair market value of the CenCor common stock on Decem-ber 31, 1995, for the purposes of the settlement, was $7.66 per share.

PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K.

        The following Consolidated Financial Statements of CenCor, Inc. and Subsidiaries are included in Item 8:

      Consolidated Statement of Net Assets in Liquidation.

      Consolidated Statement of Operations.

      Consolidated Statement of Stockholders' Equity.

      Consolidated Statement of Cash Flows.

      Notes to Consolidated Financial Statements.

      (i) Consolidated Financial Statement Schedules of CenCor, Inc. and Subsidiaries have been omitted as not applicable or not required under the instructions contained in Regulations S-X, or the information is included elsewhere in the financial statements or notes thereto.

       (ii) Exhibits.

Exhibit
Number      Description
2.1         Plan of Reorganization. (Incorporated by reference--Exhibit
            2(b) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1992.)

3.1 Certificate of Incorporation and all Amendments thereto through August 31, 1990. (Incorporated by reference--Exhibit 3(a) to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1990.)

3.2        Bylaws amended through July 29, 1991. (Incorporated by refer-
            ence--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

4.1         Specimen common stock certificate. (Incorporated by reference--
            Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

4.2 Certificate of Incorporation and all Amendments and Amended and Restated Bylaws. (Incorporated by reference--Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December
            31, 1990 and included as Exhibit 3(b) hereto.)


4.3        Composite Conform Copy Relating To: Century Acceptance Corpo-
            ration Amendment and Exchange Agreement dated as of January 29, 1993 and Composite Conformed Copy of Amendment and Exchange
            Agreement Regarding Century Acceptance Corporation Amendment and
            Exchange Agreement dated as of January 29, 1993 relating to the restructuring of Century Acceptance Corporation's outstanding indebtedness to All State Life Insurance Company, Inc., American
            Banker's Life Insurance Company of Florida, American Mutual Life
            Insurance Company, Continental American Life Insurance Company, The
            Lincoln National Life Insurance Company, Mutual Services Casualty
            Insurance Company, New England Mutual Life Insurance Company,
            Principal Mutual Life Insurance Company, Provident Mutual Life
            Annuity Company of America, Provident Mutual Life Insurance Company of Philadelphia, and Standard Insurance Company. (Incorporated by reference -Exhibit 4(d) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

4.4         Indentures between CenCor, Inc. and Commercial National Bank of
            Kansas City, N.A. dated April 27, 1993 with respect to notes due
            1999.  (Incorporated by reference--Exhibit T3C to Company's
            Application on Form T-3; SEC file #22-24246.)

4.5         Indenture between CenCor, Inc. and Commercial National Bank of
            Kansas City, N.A. dated April 27, 1993, with respect to convertible notes due 1.999. (Incorporated by reference--Exhibit T3C to Company's Application on Form T-3; SEC file #22-24248.)

4.6         Third Amendment to Amendment and Exchange Agreement dated March
            31, 1995.

10.1        Restructuring, Security and Guaranty Agreement dated October
            30, 1992 between and Dental Assistants, Inc., United Health Careers
            Institute, Inc., Southern California College of Medical and Dental
            Assistants, Inc., Concorde Careers--Florida, Inc., Colleges of
            Dental and Medical Assistants, Inc. and Computer Career Institute,
            Inc. (Incorporated by reference -- Exhibit 100) to Company's Annual
            Report on Form 10-K for the year ended December 31, 1992.)

10.2 Amendment to Agreement for Transfer of Assets and Assumption of Liabilities dated October 30, 1992 between CenCor, Inc. and
            Concorde Career Colleges, Inc.  (Incorporated by, reference--
            Exhibit 10(k) to Company's Annual Report on Form 10-K for the year ended December 31, 1992.)

10.3        Employment Agreement with Dennis C. Berglund dated June 28,
            1993.  (Incorporated by reference--Exhibit 10(g) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1993.)

10.4        First Amendment to Restructuring, Security and Guarantee
            Agreement between CenCor, Concorde, Minnesota Institute of Medical and Dental Assistance, Texas College of Medical and Dental Assis-tants, Texas College of Medical and Dental Assistants, Inc., United
            Health Careers Institute, Inc., Southern California College of
            Medical and Dental Assistants, Inc., Concorde Careers--Florida,
            Inc., College of Dental and Medical Assistants, Inc. and Computer
            Career Institute, Inc. dated December 30, 1993. (Incorporated by reference--Exhibit 10(i) to the Company's Annual Report on Form 10-
            K for the year ended December 31, 1993.)

10.5        Stock Appreciation Agreement with Dennis Berglund dated August
            29, 1994. (Incorporated by reference--Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December
            31, 1994.)

10.6        Stock Appreciation Agreement with Pat Healy dated October 4,
            1994.  (Incorporated by reference--Exhibit 10(i) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994.)

10.7        Stock Appreciation Agreement with Jack Brozman dated October
            4, 1994. (Incorporated by reference--Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December
            31, 1994.)

10.8       Minutes of Compensation Committee dated February 7, 1995
            relating to amendments to Stock Appreciation Agreements. (Incorpo-rated by reference--Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)


10.9        Mutual Release between First Portland Corporation, FP
            Holdings, Inc., and Leonard and Sharlene Ludwig, Arthur and Phyllis
            Levinson, CEL-CEN Corp. and CenCor, Inc. dated February 14, 1995.
            (Incorporated by reference--Exhibit 10(l) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1994.)

10.10       Second Amendment to the Restructuring, Security and Guaranty
            Agreement between CenCor, Concorde, Minnesota Institute of Medical and Dental Assistance, Texas College of Medical and Dental Assis-tants, Texas College of Medical and Dental Assistants, Inc., United
            Health Careers Institute, Inc., Southern California College of
            Medical and Dental Assistants, Inc., Concorde Careers--Florida,
            Inc., College of Dental and Medical Assistants, Inc. and Computer
            Career Institute, Inc. dated November 15, 1994. (Incorporated by reference--Exhibit 10(m) to the Company's Annual Report on Form 10-
            K for the year ended December 31, 1994.)

10.11       Subordination Agreement dated November 15, 1994 among Concorde
            Career Colleges, Inc., CenCor, Inc. and Mark Twain Kansas City
            Bank.  (Incorporated by reference--Exhibit 10(n) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994.)

10.12       Settlement Agreement dated March 27, 1995 among CenCor, Inc.,
            Century Acceptance Corporation, Jack L. Brozman, Executor, and Jack
            L. Brozman, Trustee. (Incorporated by reference--Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994.)

10.13       Purchase Agreement dated May 19, 1995 by and among CenCor,
            Century and Fidelity Acceptance Corporation.

10.14       Employment Agreement dated July 3, 1995 between CenCor and
            Jack Brozman.

10.15       Letter Agreement dated July 15, 1995 between Century and
            Dennis Berglund.

10.16 General Release and Settlement Agreement dated July 13, 1995 between CenCor and Dennis Berglund.

21          Subsidiaries of the Registrant.

27          Financial Data Schedule.

(b)   Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ending
December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           CENCOR, INC.

           By:/s/ Jack L. Brozman
           Jack L. Brozman
           Chairman of the Board

Date:  May 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature            Date

           By:       /s/ Jack L. Brozman        May 28, 1996
                     Jack L. Brozman
           (Chairman of the Board,
            Chief Executive Officer and Director)

           By:       /s/ Terri L. Rinne          May 28, 1996
                     Terri L. Rinne
                     (Vice President and Chief Financial Officer)

           By:/s/ Edward G. Bauer, Jr.           May 28, 1996
                     Edward G. Bauer, Jr.
                     (Director)

           By:/s/ George L. Bernstein             May 28, 1996
                     George L. Bernstein
                     (Director)

           By:/s/ Marvin S. Riesenbach            May 28, 1996
                     Marvin S. Riesenbach
                     (Director)