Form 10-Q
period 1996-03-31
CENCOR INC
filed 1996-07-19
CIK 18497

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549

                                        Form 10-Q


                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996   Commission File No.  0-3417

                                     CENCOR, INC.
                 (Exact Name of Registrant as Specified in its Charter)


       Delaware                                43-0914033
(State of other jurisdiction of           (I. R. S. Employer
Incorporation or Organization)           Identification Number)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                               64196
(Address of Principal Executive Office)         (Zip Code)


Registrant's telephone number,
   including area code:                (816)  221-5833

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

                                 Yes   X      No

As of July 1, 1996, CenCor, Inc. had 1,389,915 shares of Common
Stock, $1.00 par value outstanding with a market value of $8,339,490.

                                      CENCOR, INC.

                                        FORM 10-Q

                              QUARTER ENDED MARCH 31, 1996


                                          INDEX



Item                                                        Page

                                         PART I

Item 1.      Financial Statements                                          1
       1.    Summary of Significant Accounting Policies                    4
       2.    Litigation and Contingencies                                  5
       3.    Other Assets                                                  5
       4.    Long-Term Debt                                                6
       5.    Per Share Information                                         7

                                         PART II

Item 1.      Legal Proceedings                                             12
Item 2.      Change in Securities                                          12
Item 3.      Defaults Upon Senior Securities                               12
Item 4.      Submission of Matters to a Vote of
               Security Holders                                            12
Item 5.      Other Information                                             12
Item 6.      Exhibits and Reports on Form 8-K                              12

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's non-operating subsidiary Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I

Item 1.
   Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







   (The remainder of this page is intentionally blank.)

                                      CenCor, Inc.
                               (In Process of Liquidation)
                   Consolidated Statement of Net Assets in Liquidation


                                                    March 31,        December 31,
                                                      1996               1995
Assets: . . . . . . . . . . . . . . .              (Unaudited)
Cash and cash equivalents . . . . . .            $  22,162,000    $  22,439,000
Property and equipment, net of
   accumulated depreciation                             25,000           30,000
Other assets. . . . . . . . . . . . .               11,100,000       11,903,000
     Total assets . . . . . . . . . .               33,287,000       34,372,000

Liabilities:
Accounts payable and accrued liabilities             2,233,000        3,200,000
Income taxes payable. . . . . . . . .                  575,000          759,000
Long-term debt. . . . . . . . . . . .               12,600,000       12,303,000
     Total liabilities. . . . . . . .               15,408,000       16,262,000

Net assets in liquidation . . . . . .            $  17,879,000    $  18,110,000

Number of common shares outstanding                  1,488,411        1,488,411

Net assets in liquidation per share                   $  12.01        $   12.17

See accompanying notes.

                                      CenCor, Inc.
                               (In Process of Liquidation)
             Consolidated Statement of Changes in Net Assets in Liquidation
                        For the Three Months Ended March 31, 1996
                                       (Unaudited)


Net assets in liquidation, December 31, 1995                   $     18,110,000

Income from liquidating activities
   Investment income. . . . . . . . . . . . . .                         362,000
   Other. . . . . . . . . . . . . . . . . . . .                         145,000
                                                                        507,000

Expenses from liquidating activities
   Salaries and related benefits. . . . . . . .                         124,000
   Interest expense . . . . . . . . . . . . . .                         297,000
   Professional fees. . . . . . . . . . . . . .                         145,000
   Other expenses . . . . . . . . . . . . . . .                         172,000
                                                                        738,000

Decrease in net assets in liquidation                                   (31,000)

Net assets in liquidation, March 31, 1996                      $     17,879,000

See accompanying notes.

                                      CenCor, Inc.
                               (In Process of Liquidation)
                       Notes to Consolidated Financial Statements
                                     March 31, 1996



1.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account-ing principles ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Effective June 30, 1995, the Company sold substantially all of the assets of Century Acceptance Corporation ("Century"), its only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

As a result of Board of Directors' intent, as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquida-tion, the officers and directors of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certifi-cate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be dissolved in October 1999. The Plan of Liquidation will be submitted to the shareholders for approval at the next stockholder meeting. If the stockholders do not approve the Plan of Liquidation, management will seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquida-tion basis of accounting. Accordingly, the statement of net assets in liquidation at March 31, 1996 and December 31, 1995 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not reasonably estimatable.

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year 1995.

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

   Other Assets:  The fair value of the Company's other assets (see
Note 3) is estimated using discounted cash flow analysis, based on an estimated discount rate commensurate with the associated risks.

   Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

   Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

   Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at March 31, 1996 and December 31,
1995). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan (see Note 4).

2.     Litigation and Contingencies

Century is a defendant, along with a number of other consumer finance companies, in two class action lawsuits currently pending in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. Century has denied the allegations presented in the suit and is actively defending the charges. Management believes that any potential liability pertaining to these lawsuits would be immaterial to the accompanying financial statements.


3.     Other Assets

Concorde Career Colleges, Inc. ("Concorde"), a former subsidiary of CenCor that was spun off in 1988, agreed as part of the spin-off arrangement to assume certain obligations of CenCor relating to CenCor's then outstanding Series H 10% notes. As a result of Concorde's subsequent inability to make payments on the assumed debt, CenCor terminated Concorde's obligation regarding these notes in consideration of Concorde issuing to CenCor a junior secured debenture (the "Debenture") in the amount of $5,422,000. The Debenture, which is due July 31, 1997, is secured by a lien on substantially all of Concorde's assets, which lien is junior to the lien of Concorde's secured bank lender. Interest on the Debenture compounds and accrues quarterly at a variable rate not to exceed 12 percent. The interest rate (10.75 percent at March 31, 1996 and 11.0 percent at December 31, 1995) is variable based upon both Concorde's cost of funds and the amount of debt outstanding under the agreement.

The Debenture also entitles CenCor to an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeds $3,500,000. Market capitalization is the total common shares of Concorde multiplied by the highest average share price (high-bid) for any 30 consecutive trading days between January 1, 1997 and June 30, 1997.

In 1993, Concorde and CenCor amended their Agreement to provide that CenCor would receive Concorde's previously charged-off receivables in full payment of the accrued interest on the Junior Secured Debenture through December 31, 1993. The receivables, which consist of notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The amendment grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties.

In 1994, Concorde and CenCor further amended their Agreement to provide that CenCor would receive an additional $15,000,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Debenture through December 31, 1994 in the amount of $500,231. The amendment grants CenCor the same rights of assignment and substitution for these receivables as provided for in the first amendment. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company as a result of the 1993 and 1994 amendments. As of March 31, 1996 the Company has collected approximately $415,000 from the Concorde charged-off receivables.

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

Management of Concorde recently reported improvements in its financial condition resulting in a substantial reduction in its outstanding bank debt. Consequently management, in conjunction with its independent financial advisor, has estimated the liquida-tion value in the Debenture, including accrued interest, to be $2,799,331 and $2,802,804 at March 31, 1996 and December 31, 1995,
respectively. In addition, management and its independent financial advisor have determined that Concorde will most likely elect to redeem the preferred stock by December 31, 2003. The estimated liquidation value of the Preferred Stock and accrued dividends is $2,119,823 and $2,074,925 at March 31, 1996 and
December 31, 1995, respectively.

Also included in other assets at December 31, 1995 are receivables relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991 and a claim against a third party relating to CenCor Inc. of Kansas City. In March of 1996, the Company received $875,000 from the third party in payment of the claim. In April of 1996 the Company received $750,000 in payment of the fidelity bond claim.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,099,000 and $5,028,000 at March 31, 1996 and December 31, 1995, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obligations would be immaterial to the accompanying financial statements.


4.     Long-Term Debt

Pursuant to a 1993 plan of reorganization, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

       (i)      $600 principal amount of non-interest bearing Non-
                Convertible Notes
       (ii) $400 principal amount of non-interest bearing Conver-tible Notes
       (iii) 5.2817 shares of CenCor common stock, par value of $1 per share

The principal balance of the Non-Convertible Notes is $17,174,656. The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. Such notes have been assigned a fair value of $12,600,000 and $12,303,000 at March 31, 1996 and December 31,
1995, respectively.

In accordance with the provisions of the bankruptcy plan, the Convertible Notes are convertible at CenCor's option due to the receipt of at least $17,500,000 in net proceeds from the sale of Century's assets. The Convertible Notes were converted at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. In connection with the conversion of these notes, 572,554 shares of CenCor common stock are issuable to the convertible noteholders. The conversion of these notes in satisfaction of $11,449,771 principal amount of the obligations is reflected in the financial statements and the number of outstanding shares at March 31, 1996 and December 31, 1995.


5.     Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at March 31, 1996 and December 31, 1995, respectively.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Financial Condition

Sale of Century

   Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

   Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. While the escrow may be reduced by claims of the buyer, no such claims have been made as of July 1, 1996.

Conversion of Convertible Notes and Retired Stock

   On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of July 1, 1996, 474,058 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

   In May of 1996 CenCor received into its treasury 324,641 shares of CenCor common stock in settlement of a claim against the Estate of Robert F. Brozman and the related Robert F. Brozman Trust. The issued and outstanding share amounts reflected in the accompanying financial statements reflect the receipt and retirement of the 324,641 shares received from the Robert F. Brozman Trust.

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

   At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, which CenCor does not expect to occur prior to 1999, CenCor will distribute in one or a series of distributions, at any time, or from time to time as the Board, in its discretion may determine, all funds resulting from CenCor's liquidation to the stockholders in accordance with the respective rights of each. The proportionate interests of the respective stockholders in the assets of CenCor would be fixed on the basis of their ownership of the outstanding shares of CenCor on a record date to be determined by the Board of Directors. The Plan of Liquidation provides that CenCor will be fully liquidated no later than three years from the effective date of the Certificate of Dissolution.

   During the period of liquidation, CenCor's directors and officers would implement and carry out the provisions of the Plan of Liquidation and would receive compensation for their services.

   Under Delaware law, stockholders of CenCor do not have the right to dissent and demand appraisal of their share if the Plan of Liquidation is adopted. Accordingly, if the Plan of Liquidation is adopted, all stockholders would be bound by its terms whether or not they voted for the plan.

   The Board of Directors has been informed that Jack Brozman, who has the authority to vote 21% of the common stock, intends to vote all of these shares in favor of the Plan of Liquidation.

   Assuming CenCor had fully liquidated and distributed its assets by March 31, 1996, and assuming further that CenCor's actual realizable value of its assets and liabilities is identical to CenCor's estimated realized value of these items, CenCor's stockholders would have received $17,879,000 in distributions or approximately $12.01 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unantici-pated tax liabilities, the ultimate amount collected on the Debenture and Preferred Stock of Concorde Career Colleges, Inc., (as discussed below), or other unforeseen factors. The actual liquidation amount also may be reduced by legal matters, including the class action lawsuits pending in Alabama against Century.

   If the stockholders do not approve the proposed Plan of Liquida-tion, management will seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court that has retained jurisdiction of CenCor's 1993 plan of reorganization, on the basis that the sale of Century accomplished CenCor's plan of reorganiza-tion. A court-supervised liquidation would result in additional legal and administrative fees being incurred by CenCor, which would reduce the amount payable to stockholders upon liquidation.

Assets and Liabilities Following Sale of Century Using Liquidation
Accounting

   Following the sale of its consumer finance business, the Company's assets consist primarily of cash and cash equivalents, a junior secured debenture (the "Debenture") in the principal amount of $2,422,000 of Concorde Career Colleges, Inc. ("Concorde"), 300,000 shares of Concorde's cumulative preferred stock (the "Preferred Stock"), certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business. At March 31, 1996 and December 31, 1995, the Company also held a receivable in the amount of $750,000 relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991. In April of 1996 the Company received payment for the fidelity bond claim. At December 31, 1995 the Company also held an $875,000 receivable for a claim against a third party relating to the Company's loss of goodwill due to the so-called CenCor, Inc. of Kansas City loans (the "CIKC Loans"). The Company received payment for the claim from the third party in March 1996.

   The Company's remaining liabilities consist primarily of the amounts due to the holders of its Non-Convertible Notes, accounts payable, and other accrued liabilities, including accrued income taxes. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquida-tion basis of accounting.

Results of Operations

   During the three months ended March 31, 1996, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.

   The Company's expenses during the three months ended March 31, 1996 consisted mainly of salaries, accretion of interest on the Company's long-term debt, professional and consulting fees, and other liquidating expenses.

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

   The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

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

   The California Board of Equalization (the "Board of Equaliza-tion") issued a Notice of Determination on January 30, 1996 to Charter Equipment Leasing Corp. ("Charter"), a former subsidiary of CenCor, in the approximate amount of $723,300 for sale taxes, interest and penalties for the period October 1 through 31, 1992. On April 29, 1996, the Board of Equalization issued a revised Report of Field Audit reducing the sales tax assessment against Charter to $5,362.

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

Part II

Item 1.      Legal Proceedings - None


Item 2.      Change in Securities - None


Item 3. Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.


Item 4.      Submission of Matters to a Vote of Security Holders -
             None


Item 5.      Other Information -

On June 4, 1996, Patrick F. Healy, CenCor's former Vice President - Finance, Treasurer and Chief Financial Officer, exercised phantom share options relating to 30,000 shares of CenCor common stock. Accordingly, Mr. Healy received a payout of $335,100 pursuant to the terms of a 1993 phantom share option agreement, as amended, between CenCor and Mr. Healy. The payout represents the difference between Cencor's estimated net assets in liquidation per share ($12.17) as reported in Cencor's most recently filed Form 10-K and $1 per share.

On July 9, 1996, Jack Brozman, CenCor's Chairman of the Board and Chief Executive Officer, exercised phantom share options relating to 35,000 shares of CenCor common stock. Accordingly, Mr. Brozman received a payout of $390,950 pursuant to the terms of a 1993 phantom share option agreement, as amended, between CenCor and Mr. Brozman. The payout is based on the same formula discussed with respect to Mr. Healy's phantom stock options. Mr. Brozman still holds phantom share options relating to 25,000 shares of CenCor common stock.

The liability for this obligation was $1,010,000 at December 31, 1995 and March 31, 1996.


Item 6.      Exhibits and Reports on Form 8-K

                    EXHIBIT NUMBER               DESCRIPTION
                           27              Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended March
31, 1996.

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                                      CENCOR, INC.

Dated July 19, 1996                            /s/ Jack L. Brozman
                                               Jack L. Brozman, President



                                               /s/ Terri L. Rinne
                                               Terri L. Rinne,
                                               Vice President