Form 10-Q
period 1996-06-30
CENCOR INC
filed 1996-08-15
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

       QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
            OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended June 30, 1996      Commission File No.  0-3417

                            CENCOR, INC.
       (Exact Name of Registrant as Specified in its Charter)


       Delaware                                    43-0914033
(State of other jurisdiction of        (I. R. S. Employer Identifi-
Incorporation or Organization)          cation Number

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                                   64196
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

                       Yes   X      No

As of July 31, 1996, CenCor, Inc. had 1,395,405 shares of Common
Stock, $1.00 par value outstanding with a market value of $7,151,451.

                            CENCOR, INC.

                              FORM 10-Q

                     QUARTER ENDED JUNE 30, 1996


                                INDEX



Item                                                            Page

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   1  Financial Statements . . . . . . . . . . . . . . . . . . .   1
   2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .  10

Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  13
   2  Change in Securities . . . . . . . . . . . . . . . . . . .  13
   3  Defaults Upon Senior Securities. . . . . . . . . . . . . .  13
   4  Submission of Matters to a Vote of Security Holders. . . .  13
   5  Other Information. . . . . . . . . . . . . . . . . . . . .  14
   6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's sole operating subsidiary Century Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I

Item 1 Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







        (The remainder of this page is intentionally blank.)

                            CenCor, Inc.
                     (In Process of Liquidation)
         Consolidated Statement of Net Assets in Liquidation


                                         June 30,       December 31,
                                            1996            1995
Assets:                                 (Unaudited)
Cash and cash equivalents. . . .    $  22,305,000    $  22,439,000
Property and equipment, net of
   accumulated depreciation. . .           20,000           30,000
Other assets . . . . . . . . . .       10,591,000       11,903,000
   Total assets. . . . . . . . .       32,916,000       34,372,000

Liabilities:
Accounts payable and accrued
  liabilities  . . . . . . . . .        1,993,000        3,200,000
Income taxes payable . . . . . .           37,000          759,000
Long-term debt . . . . . . . . .       12,904,000       12,303,000
   Total liabilities . . . . . .       14,934,000       16,262,000

Net assets in liquidation. . . .      $17,982,000    $  18,110,000

Number of common shares
  outstanding                           1,488,411        1,488,411

Net assets in liquidation per share     $   12.08        $   12.17

See accompanying notes.

                      CenCor, Inc.
               (In Process of Liquidation)
   Consolidated Statement of Changes in Net Assets in Liquidation
           For the Six Months Ended June 30, 1996
                      (Unaudited)

Net assets in liquidation, December 31, 1995    $18,110,000

Income from liquidating activities
  Investment income. . . . . . . . . . . . .        683,000
  Other. . . . . . . . . . . . . . . . . . .        426,000
                                                  1,109,000

Expenses from liquidating activities
  Salaries and related benefits. . . . . . .        273,000
  Interest expense . . . . . . . . . . . . .        600,000
  Professional fees. . . . . . . . . . . . .        181,000
  Other expenses . . . . . . . . . . . . . .        303,000
                                                  1,357,000

Expenses in excess of income from
  liquidating activities . . . . . . . . . .       <248,000>


Adjustment of net assets in liquidation
  to liquidation value . . . . . . . . . . .        120,000

Decrease in net assets in liquidation. . . .       <128,000>


Net assets in liquidation, June 30, 1996 . .    $17,982,000

See accompanying notes.

                     Cencor, Inc.
               (In Process of Liquidation)
    Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended June 30, 1996
                     (Unaudited)

Net assets in liquidation, March 31,1996 . .   $ 17,879,000

Income from liquidating activities
  Investment income. . . . . . . . . . . . .        321,000
  Other. . . . . . . . . . . . . . . . . . .        281,000

                                                    602,000

Expenses from liquidating activities
  Salaries and related benefits. . . . . . .        149,000
  Interest expense . . . . . . . . . . . . .        303,000
  Professional fees. . . . . . . . . . . . .         36,000
  Other expenses . . . . . . . . . . . . . .        131,000
                                                    619,000

Expenses in excess of income from
  liquidating activities . . . . . . . . . .        <17,000>

Adjustment of net assets in liquidation
  to liquidation value . . . . . . . . . . .        120,000

Increase in net assets in liquidation. . . .        103,000

Net assets in liquidation, June 30, 1996 . .    $17,982,000

See accompanying notes.

                            CenCor, Inc.
                     (In Process of Liquidation)
             Notes to Consolidated Financial Statements
                            June 30, 1996



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

As a result of Board of Directors' intent, as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquida-tion, the officers and directors of CenCor are authorized to (I) dissolve CenCor, including the execution and filing of a Certifi-cate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be dissolved in October 1999. The Plan of Liquidation will be submitted to the stockholders for approval at the next stockholder meeting. If the stockholders do not approve the Plan of Liquidation, management will seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquida-tion basis of accounting. Accordingly, the statement of net assets in liquidation at June 30, 1996 and December 31, 1995 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not reasonably estimatable.

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year 1995.

Cash and Cash Equivalents

Cash and cash equivalents include cash, money market accounts, and short-term government or government agency instruments.

Fair Values of Assets and Liabilities

The following methods and assumptions were used by the Company in estimating the liquidation value of its assets and liabilities:

     Cash and Cash Equivalents: The carrying amount reported in the statement of net assets in liquidation for cash and cash equivalents approximates their fair value.

     Other Assets:  The fair value of the Company's other assets
(see Note 3) is estimated using discounted cash flow analysis, based on an estimated discount rate commensurate with the associat-ed risks.

     Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

     Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

     Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at June 30, 1996 and December 31,
1995). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan (see Note 4).

2.   Litigation and Contingencies

Century is a defendant, along with a number of other consumer finance companies, in two class action lawsuits currently pending in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. Century has denied the allegations presented in the suit and is actively defending the charges. Management believes that any potential liability pertaining to these lawsuits would be immaterial to the accompanying financial statements.

3.   Other Assets

Concorde Career Colleges, Inc. ("Concorde"), a former subsidiary of CenCor that was spun off in 1988, agreed as part of the spin-off arrangement to assume certain obligations of CenCor relating to CenCor's then outstanding Series H 10% notes. As a result of Concorde's subsequent inability to make payments on the assumed debt, CenCor terminated Concorde's obligation regarding these notes in consideration of Concorde issuing to CenCor a junior secured debenture (the "Debenture") in the amount of $5,422,000. The Debenture, which matures July 31, 1997, is secured by a lien on substantially all of Concorde's assets. The Debenture provides for principal and interest payments commencing June 30, 1996. A balloon payment for the remaining balance is called for on July 31, 1997. On June 30, 1996 CenCor received $142,238 from Concorde in payment of the first installment of the Debenture. Interest on the Debenture compounds and accrues quarterly at a variable rate not to exceed 12 percent. The interest rate (10.75 percent at June 30, 1996 and 11.0 percent at December 31, 1995) is variable based upon both Concorde's cost of funds and the amount of debt outstanding under the agreement. The Debenture also entitles CenCor to an amount equal to 25% of the amount by which the "market capitaliza-tion" of Concorde exceeds $3,500,000. Market capitalization is the total common shares of Concorde multiplied by the highest average share price (high-bid) for any 30 consecutive trading days between January 1, 1997 and June 30, 1997.

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

In 1994, Concorde and CenCor further amended their Agreement to provide that CenCor would receive an additional $15,000,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Debenture through December 31, 1994 in the amount of $500,231. The amendment grants CenCor the same rights of assignment and substitution for these receivables as provided for in the first amendment. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company as a result of the 1993 and 1994 amendments. As of

June 30, 1996 the Company has collected approximately $514,000 of the $1,060,000 accrued interest due from the Concorde charged-off receivables.

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

During 1995 management of Concorde reported improvements in its financial condition resulting in a substantial reduction in its outstanding bank debt. In June 1996 Concorde reported that its outstanding bank debt had been paid in full. Consequently, management, in conjunction with its independent financial advisor, estimated the liquidation value in the Debenture, including accrued interest, to be $2,802,804 at December 31, 1995. Management, utilizing equivalent terms as used at December 31, 1995, valued the Debenture at $2,788,195 at June 30, 1996.

The estimated liquidation value of the Preferred Stock and accrued dividends was $2,074,925 at December 31, 1995, based on management's and its independent financial advisor's determination that Concorde would most likely elect to redeem the Preferred Stock by December 31, 2003. On August 2, 1996, the Company received $352,495 from Concorde in exchange for the redemption of 30,975 shares of Preferred Stock. The Preferred Stock and accrued dividends are valued at $2,324,660 at June 30, 1996 after taking into consideration the August 2, 1996 transaction. The resulting adjustment in valuation is recorded as an adjustment to net assets in liquidation in the accompanying financial statements.

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

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,127,000 and $5,028,000 at June 30, 1996 and December 31, 1995, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obligations would be immaterial to the accompanying financial statements.

4.   Long-Term Debt

Pursuant to a 1993 plan of reorganization, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

     i.   $600 principal amount of non-interest bearing Non-
          Convertible Notes
     ii.  $400 principal amount of non-interest bearing Convertible
          Notes
     iii. 5.2817 shares of CenCor common stock, par value of $1 per share

The principal balance of the Non-Convertible Notes is $17,174,656. The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. Such notes have been assigned a fair value of $12,904,000 and $12,303,000 at June 30, 1996 and December 31, 1995,
respectively.

In accordance with the provisions of the bankruptcy plan, the Convertible Notes are convertible at CenCor's option due to the receipt of at least $17,500,000 in net proceeds from the sale of Century's assets. The Convertible Notes were converted at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. In connection with the conversion of these notes, 572,554 shares of CenCor common stock are issuable to the convertible noteholders. The conversion of these notes in satisfaction of $11,449,771 principal amount of the obligations is reflected in the financial statements and the number of outstanding shares at June 30, 1996 and December 31, 1995.

5.   Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at June 30, 1996 and December 31, 1995, respectively.

6.   Subsequent Events

On July 30, 1996 CenCor agreed to release its claim on certain assets to be sold by Concorde in consideration of Concorde's agreement to use a portion of the proceeds received by it to redeem the Preferred Stock and thereafter, to retire the Debenture. See
"Part II-Item 5-Other Information."

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition

Sale of Century

     Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

     Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. The buyer has notified the Company of several claims for which they may assert against the escrow. Although the amount of the claims is currently undeterminable, management estimates the amount to be immaterial to the escrow.

Conversion of Convertible Notes and Retired Stock

     On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of July 31, 1996, 479,548 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

     In May of 1996 CenCor received into its treasury 324,641 shares of CenCor common stock in settlement of a claim against the Estate of Robert F. Brozman and the related Robert F. Brozman Trust. The issued and outstanding share amounts reflected in the accompanying financial statements reflect the receipt and retire-ment of the 324,641 shares received from the Robert F. Brozman Trust.

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

     Assuming CenCor had fully liquidated and distributed its assets by June 30, 1996 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $17,982,000 in distributions or approximately $12.08 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unantici-pated tax liabilities, the ultimate amount collected on the Debenture and Preferred Stock of Concorde Career Colleges, Inc., (as discussed below), or other unforeseen factors. The actual liquidation amount also may be reduced by legal matters, including the class action lawsuits pending in Alabama against Century.

     If the stockholders do not approve the proposed Plan of Liquidation, management will seek liquidation of CenCor under the supervision of the U.S. Bankruptcy Court that has retained jurisdiction of CenCor's 1993 plan of reorganization, on the basis that the sale of Century accomplished CenCor's plan of reorganiza-tion. A court-supervised liquidation would result in additional legal and administrative fees being incurred by CenCor, which would reduce the amount payable to stockholders upon liquidation.

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

Results of Operations

     During the six months ended June 30, 1996, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.

     The Company's expenses during the six months ended June 30, 1996 consisted mainly of salaries, accretion of interest on the Company's long-term debt, professional and consulting fees, and other liquidating expenses.

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

Item 4          Submission of Matters to a Vote of Security Holders
                - None

Item 5          Other Information

     As previously discussed in Note 6 to the Financial Statements, CenCor agreed on July 30, 1996, to release its lien on certain assets to be sold by Concorde in consideration of Concorde's agreement to use a portion of the proceeds received by it to redeem the Preferred Stock and, thereafter, to retire the Debenture. Concorde will apply one-half of certain asset sale proceeds, certain future non-compete payments and 50% of certain future net profit participation payments toward redemption of the Preferred Stock at a rate of $10 per share plus accrued but unpaid dividends thereon. Thereafter, such proceeds and payments will be applied to the full or partial retirement of the Debenture. Concorde's obligation to apply such funds is subject to actual receipt of such proceeds and payments. Upon redemption of all outstanding shares of Preferred Stock owned by CenCor and the retirement of the entire Debenture (including accrued interest thereon), Concorde will have no obligation to apply any additional proceeds or payments received. The non-compete payments and net profit participation payments to be received by Concorde are scheduled to be paid from time to time beginning August 1996 and ending March 2007.

Item 6          Exhibits and Reports on Form 8-K

              EXHIBIT NUMBER         DESCRIPTION
                    27         Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                    CENCOR, INC.

Dated August 15, 1996               /s/ Jack L. Brozman
                                    Jack L. Brozman, President



                                    /s/ Terri L. Rinne
                                    Terri L. Rinne, Vice President