Form 10-Q
period 1996-09-30
CENCOR INC
filed 1996-11-15
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                 Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996     Commission File No. 0-3417


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

              Yes   X      No

As of October 23, 1996, CenCor, Inc. had 1,414,488 shares of Common Stock, $1.00 par value outstanding with a market value of $9,194,172.

                        CENCOR, INC.

                         FORM 10-Q

                QUARTER ENDED September 30, 1996


                           INDEX



Item                                                                      Page
                          PART I



1.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . .1

2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . . . 10



                           PART II


1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

2.  Change in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . 14

3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . 14

4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . 14

5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 14

7.  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's primary subsidiary Century
Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.






         (The remainder of this page is intentionally blank.)

                                CenCor, Inc.
                          (In Process of Liquidation)
            Consolidated Statement of Net Assets in Liquidation


                                        September 30,         December 31,
                                            1996                  1995
Assets:                                  (Unaudited)
Cash and cash equivalents                $ 14,607,000          $ 22,439,000
Property and equipment, net of
  accumulated depreciation                     27,000                30,000
Other assets                               10,027,000            11,903,000
  Total assets                             24,661,000            34,372,000

Liabilities:
Accounts payable and
  accrued liabilities                         704,000             3,200,000
Income taxes payable                          686,000               759,000
Long-term debt                              6,017,000            12,303,000
  Total liabilities                         7,407,000            16,262,000

Net assets in liquidation                $ 17,254,000          $ 18,110,000

Number of common shares outstanding         1,488,411             1,488,411

Net assets in liquidation per share            $11.59               $ 12.17

See accompanying notes.

                                  CenCor, Inc.
                           (In Process of Liquidation)
           Consolidated Statement of Changes in Net Assets in Liquidation
                    For the Nine Months Ended September 30, 1996
                                   (Unaudited)


Net assets in liquidation, December 31, 1995          $  18,110,000

Income from liquidating activities
      Investment income                                   1,036,000
      Other                                                 507,000
      Gain on extinguishment of debt                        275,000
      Gain on retirement of preferred stock                 126,000
                                                          1,944,000

Expenses from liquidating activities
      Salaries and related benefits                         367,000
      Interest expense                                      912,000
      Professional fees                                     374,000
      Other expenses                                        256,000
      Income tax                                            891,000
                                                          2,800,000


Decrease in net assets in liquidation                      <856,000>

Net assets in liquidation, September 30, 1996         $  17,254,000


See accompanying notes.

                                       Cencor, Inc.
                               (In Process of Liquidation)
              Consolidated Statement of Changes in Net Assets in Liquidation
                      For the Three Months Ended September 30, 1996
                                        (Unaudited)


Net assets in liquidation, June 30,1996            $   17,982,000

Income from liquidating activities
      Investment income                                   353,000
      Other                                                81,000
      Gain on extinguishment of debt                      275,000
      Gain on retirement of preferred stock                 6,000
                                                          715,000

Expenses from liquidating activities
      Salaries and related benefits                        94,000
      Interest expense                                    312,000
      Professional fees                                   193,000
      Other expenses                                       50,000
      Income tax                                          794,000
                                                        1,443,000


Decrease in net assets in liquidation                    <728,000>

Net assets in liquidation, September 30, 1996       $  17,254,000


See accompanying notes.

                                CenCor, Inc.
                         (In Process of Liquidation)
                  Notes to Consolidated Financial Statements
                            September 30, 1996

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

Effective June 30, 1995, the Company sold substantially all of the assets of its only operating subsidiary Century Acceptance Corporation ("Century"). Since June 30, 1995, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

As a result of Board of Directors' intent, as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. In connection with the Plan of Liquida-tion, the officers and directors of CenCor are authorized to (I) dissolve CenCor, including the execution and filing of a Certifi-cate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be fully liquidated by October 1999.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquida-tion basis of accounting. Accordingly, the statement of net assets in liquidation at September 30, 1996 and December 31, 1995 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not reasonably estimatable.

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

         Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at September 30, 1996 and December 31,
1995). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan and the Company's recent purchase of a portion of the outstanding long-term debt (see
Note 4).

2.       Litigation and Contingencies

Century is a defendant, along with a number of consumer finance companies, in two class action lawsuits currently pending in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. While Century has denied the allegations, Century has agreed to settle the claims in order to avoid the time, expense and uncertainty of litigation. See "Item 1, Legal Proceedings". The settlements are subject to court approval.



3.       Other Assets

Concorde Career Colleges, Inc. ("Concorde"), a former subsidiary of CenCor that was spun off in 1988, agreed as part of the spin-off arrangement to assume certain obligations of CenCor relating to CenCor's then outstanding Series H 10% notes. As a result of Concorde's subsequent inability to make payments on the assumed debt, CenCor terminated Concorde's obligation regarding these notes in consideration of Concorde issuing to CenCor a junior secured debenture (the "Debenture") in the amount of $5,422,000. The Debenture, which matures July 31, 1997, is secured by a lien on substantially all of Concorde's assets. The Debenture provides for principal and interest payments commencing June 30, 1996. A balloon payment for the remaining balance is called for on July 31, 1997. As of September 30, 1996 CenCor had received $277,912 from Concorde as payments on the Debenture. Interest on the Debenture compounds and accrues quarterly at a variable rate not to exceed 12 percent. The interest rate (10.75 percent at September 30, 1996 and 11.0 percent at December 31, 1995) is variable based upon both Concorde's cost of funds and the amount of debt outstanding under the agreement. The Debenture also entitles CenCor to an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeds $3,500,000. Market capitalization is the total common shares of Concorde multiplied by the highest average share price (high-bid) for any 30 consecutive trading days between January 1, 1997 and June 30, 1997.

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

In 1994, Concorde and CenCor further amended their Agreement to provide that CenCor would receive an additional $15,000,000 of Concorde's previously charged-off receivables in full payment of the accrued interest on the Debenture through December 31, 1994 in the amount of $500,231. The amendment grants CenCor the same rights of assignment and substitution for these receivables as provided for in the first amendment. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company as a result of the 1993 and 1994 amendments. As of September 30, 1996 the Company had collected from the Concorde charged-off receivables approximately $597,000 of the $1,060,000 accrued interest due.

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

During 1995 management of Concorde reported improvements in its financial condition resulting in a substantial reduction in its outstanding bank debt. Consequently, Company management, in conjunction with its independent financial advisor, estimated the liquidation value in the Debenture, including accrued interest, to be $2,802,804 at December 31, 1995. In June 1996 Concorde reported that its outstanding bank debt had been paid in full. Company management, utilizing equivalent terms as used at December 31, 1995, valued the Debenture at $2,565,719 at September 30, 1996. The September 30, 1996 value reflects the receipt of $277,912 from Concorde as quarterly payments on the Debenture.

The estimated liquidation value of the Preferred Stock and accrued dividends was $2,074,925 at December 31, 1995 based on management's and its independent financial advisor's determination that Concorde would most likely elect to redeem the Preferred Stock by December 31, 2003. On August 2, 1996, the Company received $352,495 from Concorde in exchange for the redemption of 30,975 shares of Preferred Stock. On September 30, 1996 the Company received $24,996 in exchange for the redemption of 2,185 shares of Preferred Stock. The Preferred Stock and accrued dividends are valued at $2,038,168 at September 30, 1996 after taking into consideration the August 2, 1996 and September 30, 1996 transactions.

Also included in other assets at December 31, 1995 are receivables relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991 and a claim against a third party relating to CenCor Inc. of Kansas City. In March of 1996 the Company received $875,000 from the third party in payment of the claim. In April of 1996 the Company received $750,000 in payment of the fidelity bond claim.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,210,000 and $5,028,000 at September 30, 1996 and December 31, 1995, respective-
ly), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obliga-tions would be immaterial to the accompanying financial statements.


4.       Long-Term Debt

Pursuant to a 1993 plan of reorganization, CenCor's noteholders received the following securities for each $1,000 aggregate amount of principal and accrued but unpaid interest at December 31, 1992:

         (i)     $600 principal amount of non-interest bearing Non-
                 Convertible Notes
         (ii)    $400 principal amount of non-interest bearing Convertible
                 Notes
         (iii) 5.2817 shares of CenCor common stock, par value of $1 per share

The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. On August 19, 1996 CenCor made an offer to purchase the Non-Convertible Notes at a cash price equal to 74% of their principle amount. The offer initially expired on October 3, 1996, but was subsequently extended to November 18, 1996. The Company has accepted for and paid for $9,354,796 of the Non-Convertible notes tendered by the noteholders on or before October 3, 1996 at the indicated price of $.74 per $1.00 of principal. Prior to the offer to purchase, the principal balance of the Non-Convertible Notes was $17,174,656. The Non-Convertible notes were assigned a fair value of $12,303,000 at December 31, 1995. At September 30, 1996, the Notes were assigned a fair value of $6,017,000. The September 30, 1996 value reflects a reduction in the outstanding debt for the notes purchased through October 3, 1996.

In accordance with the provisions of the bankruptcy plan, the Convertible Notes became convertible at CenCor's option due to the receipt of at least $17,500,000 in net proceeds from the sale of Century's assets. The Convertible Notes were convertible at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. In connection with the conversion of these notes, 572,554 shares of CenCor common stock are issuable to the convertible noteholders. As of September 30, 1996, 487,455 shares of CenCor common stock had been issued to the convertible notehold-ers. The conversion of these notes in satisfaction of $11,449,771 principal amount of the obligations is reflected in the financial statements and the number of outstanding shares at September 30, 1996 and December 31, 1995.




5.       Per Share Information

The number of weighted average common share equivalents was increased under the assumption that the common stock shares issuable as a result of the conversion of the Convertible Notes were outstanding during the quarter ended September 30, 1996.

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at September 30, 1996 and December 31, 1995, respectively.


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

Conversion of Convertible Notes and Retired Stock

         On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of October 23, 1996, 498,631 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

         In May 1996 CenCor received into its treasury 324,641 shares of CenCor common stock in settlement of a claim against the Estate of Robert F. Brozman and the related Robert F. Brozman Trust. The issued and outstanding share amounts reflected in the accompanying financial statements reflect the receipt of the 324,641 shares received from the Robert F. Brozman Trust.

Long - Term Debt

         As previously mentioned in Note 4 to the financial statements, on August 19, 1996 CenCor offered to purchase all of the outstand-ing Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer to purchase, the principal balance of the Non-Convertible Notes was $17,174,656. The offer was scheduled to expire on October 3, 1996 but was extended to November 18, 1996. CenCor accepted and paid for outstanding Non-Convertible Notes in the principal amount of $9,354,796 tendered by the noteholders on or before October 3, 1996 at the indicated price of $.74 per $1.00 of principal. As of October 23, 1996, an additional $246,511 of Non-Convertible Notes had been tendered by the noteholders. The Company will promptly accept for payment and pay for all validly tendered Non-Convertible Notes received on or before November 18, 1996.

Plan of Liquidation

         With the sale of its consumer finance business, CenCor's business purpose no longer exists. For that reason, CenCor's Board of Directors adopted a resolution on January 22, 1996 that CenCor be liquidated and that the Plan of Liquidation be submitted to the stockholders for approval. The Company's stockholders approved the Plan of Liquidation at the Company's annual meeting of stockhold-ers held on September 12, 1996 and a Certificate of Dissolution was subsequently filed with the State of Delaware.

         Under Delaware law, CenCor will continue as a corporate entity for three years after the effective date of the dissolution of October 1, 1996, or for such longer period as the Delaware Court of Chancery directs in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor.

         The Plan of Liquidation provides that the implementation of the plan is intended to be completed by October 1, 1999. During this three year period CenCor will not engage in any business activities, except for preserving the value of its assets, adjusting and winding up its business and affairs, and distributing its assets in accordance with the Plan of Liquidation. CenCor's debts and liabilities, whether fixed, conditioned or contingent, will either be paid as they become due or provided for.

         At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, which CenCor does not expect to occur prior 1999, CenCor will distribute in one or a series of distributions, at any time, or from time to time as the Board, in its discretion may determine, all funds resulting from CenCor's liquidation to the stockholders in accordance with the respective rights of each. The proportionate interests of the respective stockholders in the assets of CenCor will be fixed on the basis of their ownership of the outstanding shares of CenCor on a record date to be determined by the Board of Directors.

         During the period of liquidation, CenCor's directors and officers will implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services.

         Assuming CenCor had fully liquidated and distributed its assets by September 30, 1996 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $17,254,000 in distribu-tions or approximately $11.59 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unantici-pated tax liabilities, the ultimate amount collected on the Debenture and Preferred Stock of Concorde Career Colleges, Inc., or other unforeseen factors. The actual liquidation amount also may be reduced by legal matters, including the class action lawsuits pending in Alabama against Century.

Assets and Liabilities Following Sale of Century Using Liquidation
Accounting

         Following the sale of its consumer finance business, the Company's assets consist primarily of cash and cash equivalents, a junior secured debenture (the "Debenture") in the principal amount of $2,422,000 of Concorde Career Colleges, Inc. ("Concorde"), 266,840 shares of Concorde's cumulative preferred stock (the "Preferred Stock"), certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business.

         The Company's remaining liabilities consist primarily of the amounts due to the holders of its non-tendered Non-Convertible
Notes, accounts payable, and other accrued liabilities, including accrued income taxes. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting.

Results of Operations

         During the nine months ended September 30, 1996, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.
In the nine months ended September 30, 1996 the Company also recognized a gain from the early retirement of a portion of its long-term debt (See Note 4 to the financial statements) and a gain on the redemption of 33,160 shares of the Concorde Preferred Stock
(See Note 3 to the financial statements).

         The Company's expenses during the nine months ended September 30, 1996 consisted mainly of salaries, accretion of interest on the Company's long-term debt, professional and consulting fees, and other liquidating expenses. Additionally, for the quarter ending September 30, 1996, the Company recorded an accrual for income taxes of $794,000. The accrued income taxes relate to the taxable gain resulting from the retirement of the Company's Non-Convertible Notes as discussed in Note 4 to the financial statements and an increase in taxable income due to a reduction to the Company's net operating loss ("NOL") carry forward. See "Liquidity and Capital Resources - Internal Revenue Service Examinations and Potential California Sales Tax Assessment" for a further discussion of the IRS proposed adjustments.

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

         The Company will be required to satisfy the balance of the non-tendered Non-Convertible Notes together with all other liabilities prior to any distribution on its outstanding common stock.

Liquidity and Capital Resources

Capital Obligations

         The Company has no significant obligations for capital purchases.

Defaults on Long-Term Debt

         The Company believes that it is in compliance with all covenants and terms under the indenture for the Non-Convertible
Notes.

Internal Revenue Service Examination and Potential California Sales
Tax Assessment

         The Company's income tax returns for 1988 and 1989 were examined by the IRS which has proposed certain adjustments, a portion of which have been protested by the Company. In addition, the Company's 1990, 1991, and 1992 income tax returns are currently under examination by the IRS. The Company has also claimed additional deductions in these years.

         The IRS may disallow a portion of the additional deductions that the Company had previously claimed in 1990, 1991, and 1992 and included with its NOL carry forward amount. As a result of the unresolved IRS examinations, management cannot precisely estimate the amount of the Company's NOL for federal income tax purposes. However, for purposes of estimating the Company's current income tax liability, management has assumed no NOL amount will be available for 1996. Because the proposed adjustments for 1988 and 1989 have not been resolved and the 1990-1992 IRS examination is still ongoing the NOL carry forward amount may be subsequently adjusted.

         In addition, the California Board of Equalization (the "Board of Equalization") issued a Notice of Determination on January 30, 1996 to Charter Equipment Leasing Corp. ("Charter"), a former subsidiary of CenCor, in the approximate amount of $723,300 for sales taxes, interest and penalties for the period October 1 through 31, 1992. On April 29, 1996, the Board of Equalization issued a revised Report of Field Audit reducing the sales tax assessment against Charter to $5,362.

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



Part II

Item 1 Legal Proceedings - As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995,
Century is a defendant in two Alabama state-wide class action lawsuits.

         While the Company has and continues to deny any wrong-doing and believes that the claims of the plaintiffs in these separate actions are without merit, the Company has agreed to settle these matters to avoid the time, expense and uncertainty of litigation.

         More specifically, Century has agreed in the Princes Nobels vs. Associates Corporation of North America, et al. to refund to all class members who do not opt-out of the settlement 1 1/2 times the premiums received in payment of non-filing insurance. Class members consist of all persons who, from on or after May 15, 1990 to July 20, 1996, entered into a loan agreement with Century within the State of Alabama which was secured by goods and who were charged non-filing insurance in connection therewith. The Company estimates that its maximum refund exposure in this matter is approximately $150,000.

         With respect to the matter styled Dorothy McCurdy, et al. vs. American General Finance, Inc., Century has agreed to refund to all class members who do not opt-out of the settlement 40% of all credit property insurance premiums received from such persons.
Class members consist of all persons who from on or after April 13, 1991 through August 23, 1996, entered into loan agreements with Century within Alabama under which Century imposed a charge for credit property insurance. The Company estimates that its maximum refund exposure in this matter is $95,000.

         Century has also agreed to pay approximately $50,000 toward the administrative costs of the settlements.

         Pursuant to both settlements, which are conditioned on final court approval, class members who do not opt-out will be barred from seeking further relief on any of the claims. Class members who opt-out may pursue their claims individually. While the Company is unable to predict the extent to which class members will opt-out and pursue their own claims, the Company does not believe that the aggregate effect of the individual claims will be material in relationship to the Company's total assets.


Item 2 Change in Securities - None


Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long-Term Debt.


Item 4 Submission of Matters to a Vote of Security Holders - At the Annual Meeting of the Stockholders on September 12, 1996, the entire incumbent Board of Directors was re-elected for another one-year term. The result of the vote for the Board of Directors was as follows:

                                    FOR              AGAINST           ABSTAINED
Jack L. Brozman                   1,027,153            0                74,893

Edward G. Bauer, Jr.              1,028,969            0                73,077

George L. Bernstein               1,028,820            0                73,226

Marvin S. Riesenbach              1,028,717            0                73,329

Additionally, the retention of Ernst & Young as independent auditors for 1996 was approved. The result of the vote for retention of Ernst & Young was as follows:

                                     FOR              AGAINST          ABSTAINED
                                  1,029,702            64,433            7,911

The result of the vote for the Plan of Liquidation (see "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Plan of Liquidation") was as follows:

                                     FOR               AGAINST         ABSTAINED
                                    897,080             4,063           11,117



Item 5 Other Information - None


Item 6 Exhibits and Reports on Form 8-K

                         EXHIBIT NUMBER               DESCRIPTION
                                27               Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended
September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                          CENCOR, INC.

Dated November 15, 1996                   /s/ Jack L. Brozman
                                          Jack L. Brozman,
                                          President



                                          /s/ Terri L. Rinne
                                          Terri L. Rinne,
                                          Vice President