Form 10-K
period 1996-12-31
CENCOR INC
filed 1997-04-01
CIK 18497

________________________________________________________________


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 1996
                    Commission file number 0-3417

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
                          Yes	X	 No  ___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.{}
                          Yes  X        No   ___

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d), of the Securities Exchange Act of 1934 subsequent to
distribution of securities under a plan confirmed by a court:
                          Yes	X     	No   ___

	Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 10, 1997.
1,453,617 Shares of Common Stock, $1.00 par value

Market value at March 10, 1997 was $10,720,425
Documents incorporated by reference--None
_________________________________________________________________

                         CENCOR, INC.

                          FORM 10-K
                  YEAR ENDED DECEMBER 31, 1996

                             INDEX
	Item	                                                           	Page

	PART I			                                                          3
		Item 1.	Business		                                                3
		Item 2.	Properties		                                              3
		Item 3.	Legal Proceedings		                                       3
		Item 4.	Submission of Matters to a Vote of Security Holders      	4

	PART II		                                                         	5
		Item 5.	Market for Registrant's Common Stock and Related
           Stockholder	Matters		                                    5
		Item 6.	Selected Financial Data		                                 6
		Item 7.	Management's Discussion and	Analysis of Financial
           Condition	and Results of Operations		                    7
		Item 8.	Financial Statements and Supplementary Data		            12
		Item 9.	Changes in and Disagreements with	Accountants
           on Accounting and Financial Disclosure		                27

	PART III	                                                       		28
		Item 10.	Directors and Executive Officers
			         of the Registrant		                                    28
		Item 11.	Executive Compensation	 	                               29
		Item 12.	Security Ownership of Certain
			         Beneficial Owners and Management                     		32
		Item 13.	Certain Relationships and Related Transactions	        	33

	PART IV		                                                        	35
		Item 14.	Exhibits, Financial Statements
			         Schedules, and Reports on Form 8-K		                   35

PART 1

Item 1.	Business

   CenCor, Inc. was incorporated under the laws of Delaware on May 27, 1968. Prior to June 30, 1995, CenCor, was engaged in the consumer finance business through its wholly-owned subsidiary, Century Acceptance Corporation ("Century"). As used herein, the term "the Company" refers to CenCor and Century collectively. Effective June 30, 1995, substantially all of the assets of Century were sold. For additional information regarding the sale of Century, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Conditions--Sale of Century".

   The Company has not conducted on-going operations since the sale of its consumer finance business and is in the process of liquidation. On September 12, 1996, the Company's stockholders approved a Plan of Dissolution and Liquidation (the "Plan of Liquidation") which the Board of Directors submitted for stockholder approval at the Company's annual meeting of stockholders. CenCor is expected to be fully liquidated by October 1999. See "Management's Discussion and Analysis of
Financial Condition and Results of Operation--Financial Condition-- Plan of Liquidation".

   As of December 31, 1995, CenCor's liabilities included outstanding non-interest bearing Convertible Notes payable July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes were entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of March 10, 1997, 537,760 shares have been issued and are outstanding as a result of the surrender of Convertible Notes. Except for the cover page of this report, which reflects the fact that 1,453,617 shares have actually been issued, the issued and outstanding share amounts reflected in this report and in the December 31, 1996 and December 31, 1995 financial statements included herein are treated as though all 572,554 shares have been issued and are outstanding as a result of the conversion of the Convertible Notes.


Item 2.  Properties

   Since the sale of its consumer finance business, the Company's need for office space has decreased significantly. The Company currently subleases approximately 800 sq. feet of office space on a month to month basis (see "Certain Relationships and Related Transactions"). The Company believes that its office space is adequate for its needs.


Item 3.  Legal Proceedings

   As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Century was a defendant in two Alabama state-wide class action lawsuits. While Century denied any wrong-doing and believed that the claims of the plaintiffs in these separate actions were without merit, Century settled these matters to avoid the time, expense and uncertainty of litigation.

   In Princess Nobels vs. Associates Corporation of North America, et al., Century agreed to refund to all class members who did not opt-out of the settlement 1 1/2 times the premiums received in payment of non-filing insurance. Class members consist of all persons who, from on or after May 15, 1990 to July 20, 1996, entered into loan agreements with Century within the State of Alabama which were secured by goods and who were charged non-filing insurance in connection therewith. Century has established a fund containing approximately $150,000 for distributions pursuant to the settlement.

   In Dorothy McCurdy, et al. vs. American General Finance, Inc., Century has agreed to refund to all class members who did not opt-out of the settlement 40% of all credit property insurance premiums received from such persons. Class members consist of all persons who from on or after April 13, 1991 through August 23, 1996, entered into loan agreements with Century within Alabama under which Century imposed a charge for credit property insurance. Century has established a fund containing approximately $95,000 for distributions pursuant to the settlement.

   Century also agreed to pay approximately $50,000 toward the administrative costs of the settlements.

   Pursuant to both settlements, class members who do not opt-out will be barred from seeking further relief on any of the claims. Class members who opt-out may pursue their claims individually. While the Company is unable to predict the extent to which class members who opt-out will pursue their own claims, the Company does not believe that the aggregate effect of the individual claims will be material to the Company's consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of the registrant's fiscal year ended December 31, 1996.

(The remainder of this page is intentionally blank.)

PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters


   CenCor's common stock is quoted on the OTC Bulletin Board under the symbol CNCR. The range of high and low sales price as quoted on the OTC Bulletin Board for each quarter of 1995 and 1996 is as follows:

                                				     	1995	          	1996
	Quarter Ended			                      High				Low		 	High			  Low
	March 31			                           	5/8	  	5/8 	   3   	  3
 June 30			                             3   	 	3   		  6	 		  6
 September 30	                         	4-3/8 	4-3/8	  6-1/2	 6-1/2
	December 31		                          3-1/2	 3-1/2	  6-5/8	 6-5/8

   The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

   On March 10, 1997, the quoted bid price of the common stock on the OTC Bulletin Board was $7.375.

   At March 10, 1997, CenCor had approximately 1,034 shareholders of record. No dividends have been paid on the common stock.







(The remainder of this page is intentionally blank.)

Item 6.  Selected Financial Data


                                          	     	December 31,	      December 31,
		                                                   1996           	    1995
	Net Assets in Liquidation:

	Cash and cash equivalents	                      $ 14,513,000	      $ 22,439,000
	Other assets	                                     10,320,000         11,933,000
	  Total Assets	                                   24,833,000      	  34,372,000

 	Accounts payable and
	  accrued liabilities	                               648,000          3,200,000
	Income taxes payable	                              1,110,000            759,000
	Long-term debt	                                    5,681,000         12,303,000
	  Total Liabilities	                               7,439,000         16,262,000

	Net assets in liquidation	                       $17,394,000       $ 18,110,000

	Number of common shares
	  outstanding	                                     1,488,411          1,488,411

	Net assets in liquidation per	                       $ 11.69             $12.17


	Change in Net Assets in
	 Liquidation for the year
	 ended December 31, 1996*:

	Income from liquidating
	   activities	                                   $ 2,635,000
	Expenses from liquidating
	   activities	                                     3,351,000

	Decrease in net assets in
	   liquidation	                                  $  (716,000)

______________

*As discussed in PART 1, Item 1, "Business," the Company adopted liquidation basis accounting as of December 31, 1995 and therefore prior year operating results are not comparable

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Financial Condition

Sale of Century

   Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

   Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expire on July 1, 1998. As of March 10, 1997 the buyer has made one claim for $40,000 against the escrow and has notified the Company of other claims which may be asserted against the escrow balance. Management does not believe the amount of the other claims, if any, will be material to the consolidated financial statements.

Conversion of Convertible Notes and Retired Stock

   On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes were entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of March 10, 1997, 537,760 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

   In May 1996 CenCor received into its treasury 324,641 shares of CenCor common stock in settlement of a claim against the Estate of Robert F. Brozman and the related Robert F. Brozman Trust.
The issued and outstanding share amounts reflected in the accompanying financial statements reflect the receipt and retirement of these shares.

Long - Term Debt

   On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,965,425 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. The Non-Convertible Notes not tendered by the noteholders remain outstanding and are expected to be paid in full at the stated maturity date of July 1, 1999. However, there can be no assurance that intervening events will not affect CenCor's ability to fully discharge this obligation at that time.

Plan of Liquidation

   With the sale of its consumer finance business, CenCor's business purpose no longer exists. For that reason, CenCor's Board of Directors adopted a resolution on January 22, 1996 that CenCor be liquidated and that the Plan of Liquidation be submitted to the stockholders for approval. The Company's stockholders approved the Plan of Liquidation at the Company's annual meeting of stockholders held on September 12, 1996 and a Certificate of Dissolution was subsequently filed with the State of Delaware.

   Under Delaware Law, CenCor will continue as a corporate entity for three years after the effective date of the dissolution (October 1, 1996) or for such longer period as the Delaware Court of Chancery directs in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor.

   The Plan of Liquidation provides that the implementation of the plan is intended to be completed by October 1, 1999. During this three year period, CenCor will not engage in any business activities, except for preserving the value of its assets, adjusting and winding up its business and affairs, and distributing its assets in accordance with the Plan of Liquidation. CenCor's debts and liabilities, whether fixed, conditioned or contingent, will either be paid as they become due or provided for.

   At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, which CenCor does not expect to occur prior to 1999, CenCor will distribute all funds resulting from CenCor's liquidation to the stockholders in accordance with the respective rights of each. The proportionate interests of the respective stockholders in the assets of CenCor will be fixed on the basis of their ownership of the outstanding shares of CenCor on a record date to be determined by the Board.

   During the period of liquidation, CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and to receive compensation for their services.

   Assuming CenCor had fully liquidated and distributed its assets by December 31, 1996 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $17,394,000 in distributions or approximately $11.69 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Concorde Career Colleges, Inc. Agreements

   At December 31, 1996, the Company held a junior secured debenture (the "Debenture") of Concorde Career Colleges, Inc. ("Concorde") in the principal amount of approximately $2.4 million and 260,385 shares of Concorde's cumulative preferred stock (the "Preferred
Stock"). Further, the Company held an unsecured debt of Concorde in the principal amount of approximately 190,000 (the "Unsecured Debt").

   The Debenture, which was to have matured on July 31, 1997, called for principal and interest payments commencing June 30, 1996 based on a 10-year amortization schedule. Interest on the Debenture compounded and accrued quarterly at a variable rate not to exceed 12%. The Debenture further called for an additional contingent payment at the maturity of the Debenture in an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeded $3.5 million on August 31, 1997. The Preferred Stock, $.10 par value, had a per share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Debenture. Dividends were to have accrued until such time as the Debenture was paid in full. While Concorde could redeem the Preferred Stock in whole or in part at liquidation value plus accrued cumulative dividends, the Preferred Stock did not provide for mandatory redemption.

   On December 30, 1996, CenCor and Concorde amended the Restructuring, Security and Guaranty Agreement (the "Fourth Amendment") between the parties to facilitate the early redemption of the Preferred Stock and payment in full of all of the obligations of Concorde to CenCor. The Fourth Amendment provided that if CenCor received a "repayment price" of approximately $4.8 million prior to February 28, 1997, inclusive of any Preferred Stock redemption payments and debt service payments on the Debenture subsequent to September 30, 1996, that Debenture and the Unsecured Debt would be retired and the Preferred Stock redeemed in full.

   In February 1997, CenCor retired in full of all of Concorde's debt obligations to CenCor and redeemed in full of all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written-off receivables in connection with discharged interest, as described below.

   During 1996, CenCor received $452,498 from Concorde in redemption of 39,615 shares of Preferred Stock and $411,890 in payments from Concorde on the Debenture.

   In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and
1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of December 31, 1996, CenCor has collected approximately $672,000 of the total $1,057,000 discharged interest due from the charged-off receivables. Collections in 1996 and 1995 were approximately $334,000 and $338,000 (inclusive of $50,000 received in 1994), respectively.

Assets and Liabilities During the Liquidation Period

   Following the sale of its consumer finance business, the Company's assets consist primarily of cash and cash equivalents, the Concorde Debenture, Preferred Stock and Unsecured Debt, (as previously discussed, the Concorde assets were liquidated on February 25, 1997), certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obligations of the Company to the buyer of the consumer finance business.

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

Results of Operations

   During the year ended December 31, 1996, the Company's sources of income consisted primarily of investment income, interest income on the Debenture, and collections from the Concorde charged-off receivables received in payment of accrued interest on the Debenture. CenCor also recognized a loss from early retirement of a portion of its long-term debt and a gain on the redemption of the Concorde Preferred Stock.

   The Company's expenses during the year ended December 31, 1996 consisted mainly of salaries, accretion of interest on the Company's long-term debt, professional and consulting fees, and other liquidating expenses. The Company recorded an income tax expense as a result of the taxable gain from the retirement of CenCor's Non-Convertible Notes as previously discussed and an increase in taxable income due to a reduction the Company's net operating loss ("NOL") carryforward. See "Liquidity and Capital Resources - Internal Revenue Service Examinations and Potential California Sales Tax Assessment" for a further discussion of the NOL carryforward.


Activities During Liquidation Period

   The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including the previously charged-off Concorde receivables received in payment of accrued interest. The Company will also closely monitor claims rising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until the Company's long-term debt becomes payable and distributions are made to stockholders, management expects to invest the available proceeds from the sale of Century and the Company's other cash in short-term government or government agency instruments.

   The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

   The Company will be required to satisfy the balance of the non-tendered Non-Convertible Notes together with all other liabilities prior to any distribution on its outstanding common stock.


Regulation During the Liquidation

   Because of the sale of Century's consumer finance business, CenCor may be an "investment company" as defined in the Investment Company Act of 1940 (the "1940 Act"). The 1940 Act generally requires investment companies to register with the Securities and Exchange Commission after which their capital structure, securities issuances, investments and transactions with affiliates, along with numerous other activities would become subject to extensive regulation. The 1940 Act does not, however, require an investment company to register if its only activities are those "merely incidental to its dissolution". CenCor believes that in light of the dissolution exception from registration under the 1940 Act, CenCor is not required to register under such act.

Surrender of Certificates for Common Stock

   At such time as the respective interest of the stockholders are fixed on the basis of the ownership of their outstanding shares of common stock of the Corporation on a record date determined by the Board (the "Record Date"), it is anticipated that the stock transfer books of CenCor will be closed, no further transfers will be recorded on CenCor's books and no further stock certificates will be issued, other than replacement certificates. All distributions from CenCor on or after the Record Date will be made to stockholders according to their stockholdings as of the Record Date. As soon as practicable after the determination of the Record Date, stockholders will be advised of the procedures for surrendering certificates representing their shares of common stock. Stockholders should not forward their stock certificates before receiving those instructions. Distributions for stockholders who have not surrendered their stock certificate may be held for such stockholders, without interest, until the surrender of their certificates (subject to the laws relating to unclaimed property).

Liquidity and Capital Resources

Capital Obligations

   The Company has no significant obligations for capital purchases.

Defaults on Long-Term Debt

   The Company believes that it is in compliance with all covenants and terms under the indenture for the Non-Convertible Notes.

Internal Revenue Service Examination and Potential California
Sales Tax Assessment

   The Company's 1990, 1991, and 1992 federal income tax returns have been examined by the IRS. The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that an adequate reserve has been provided at December 31, 1996 and therefore the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

   Charter Equipment Leasing Corp. ("Charter"), a former subsidiary of CenCor, sold substantially all of its assets in 1992 and dissolved in 1994. In connection with the sale of Charter's assets, the California Board of Equalization (the "Board of Equalization") issued a Notice of Determination in April 1996 (revising a Notice of Determination previously issued in January
1996) for sales tax, interest and penalties in the amount of $5,362. In March 1997, the Company settled the sales tax assessment for approximately $6,000. However, the Board of Equalization may still attempt to assert a claim against the buyer of Charter's assets based upon successor liability for sales taxes from the 1992 transaction. If the buyer is assessed sales taxes, the buyer may attempt to assert an indemnification claim against CenCor.






(The remainder of this page is intentionally blank.)

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                        															Page
CenCor, Inc.



Report of Independent Auditors		                                        13


Audited Consolidated Financial Statements


Consolidated Statement of Net Assets in Liquidation		                   14


Consolidated Statement of Changes in Net
  Assets in Liquidation		                                               15


Consolidated Statement of Operations		                                  16


Consolidated Statement of Stockholders' Equity		                        17


Consolidated Statement of Cash Flows		                                  18


Notes to Consolidated Financial Statements		                            20

Report of Independent Auditors

The Board of Directors and Stockholders
CenCor, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of CenCor, Inc. (the Company) as of December 31, 1996 and 1995, the related statement of changes in net assets in liquidation for the year ended December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, as a result of the Board of Directors' intent to liquidate effective December
31, 1995, the Company changed its basis of accounting from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of CenCor, Inc. as of December 31, 1996 and 1995, the changes in net assets in liquidation for the year ended December 31, 1996 and the consolidated results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

                                 	Ernst & Young LLP
March 12, 1997
Kansas City, Missouri

                              CenCor, Inc.
                      (In Process of Liquidation)
             Consolidated Statement of Net Assets in Liquidation



                                           	 	December 31,	       December 31,
		                                               1996            	    1995
     Assets:
     Cash and cash equivalents	               $  14,513,000	      $ 22,439,000
     Other assets	                               10,320,000	        11,933,000
      Total assets	                              24,833,000         34,372,000

     Liabilities:
     Accounts payable and accrued
      liabilities                            	      648,000	         3,200,000
     Income taxes payable                    	    1,110,000	           759,000
     Long-term debt                          	    5,681,000	        12,303,000
     Total liabilities	                           7,439,000         16,262,000

     Net assets in liquidation	                $ 17,394,000       $ 18,110,000

     Number of common shares
      outstanding	                                1,488,411          1,488,411

     Net assets in liquidation
      per share	                                    $ 11.69	            $12.17

See accompanying notes.

                             CenCor, Inc.
                       (In Process of Liquidation)
        Consolidated Statement of Changes in Net Assets in Liquidation
                For the Year Ended December 31, 1996


Net assets in liquidation, December 31, 1995	         $18,110,000

Income from liquidating activities:
  Investment income		                                   1,655,000
  Other interest income		                                 903,000
  Gain on extinguishment of
   debt         		                                        208,000
  Loss on liquidation of other
   assets	  	                                            (131,000)
        		                                              2,635,000

Expenses from liquidating activities:
   Salaries and related benefits		                        457,000
   Interest expense	                                    1,052,000
   Professional fees	                                     242,000
   Other expenses	                                        325,000
   Income tax	                                          1,275,000
                                                        3,351,000

Decrease in net assets in liquidation	                   (716,000)

Net assets in liquidation, December 31, 1996         $ 17,394,000


See accompanying notes.

                              CenCor, Inc.
                       (In Process of Liquidation)
                   Consolidated Statement of Operations
                   For the Year Ended December 31, 1995

Income	                                                $  1,220,000

Expenses:
 	Salaries and other expenses   	                         2,822,000
 	Interest expense, net	                                  2,260,000

Operating loss                                        	  (3,862,000)

Non-operating income	                                     3,087,000

Loss before discontinued operations	                       (775,000)

Discontinued operations:
  	Loss from operations, net of $0 taxes              	  (5,330,000)
	Gain on disposal, net of $1,100,000	taxes            	  24,047,000

Income from discontinued operations                      18,717,000

Net income                                             $ 17,942,000

Weighted average common and common
    equivalent shares outstanding                         1,813,052

Earnings per share of common stock and
    common equivalent shares of stock:

Loss per share before discontinued	operations		        $      (0.43)

Earnings per share from discontinued
	operations		                                                 10.33

Earnings per share from net income	                    $       9.90

See accompanying notes.

                              CenCor, Inc.
                     (In Process of Liquidation)
			         Consolidated Statement of Stockholders' Equity

				                                            Retained	     Net Assets
			                                 Paid-in	    Earnings	     in Liqui-
 	             Shares	  Amount	     Capital	    (Deficit)	    dation	      Total
Balance at
December 31,
1994 	       1,240,498 $1,241,000 	$2,805,000	  $(11,273,000)	$ --    		   (7,277,000)

Net income	      --	        --	        --	        17,942,000    --		       17,942,000

Shares re-
ceived in
settlement	   (324,641)  (325,000)   (734,000)    (1,428,000)   --       	 (2,487,000)

Balance at
December 31,
1995 prior
to adoption
of liquida-
tion basis
of
accounting	    915,857	   916,000	   2,071,000     5,241,000     --         8,228,000

Adoption of
liquidation
basis of
accounting	    572,544   (916,000)  (2,071,000)   (5,241,000)	 18,110,000   9,882,000

Net assets in
liquidation
at December
31, 1995	    1,488,411   $   -- 	   $    --      	$  --       $18,110,000 $18,110,000


See accompanying notes.

                                             CenCor, Inc.
                                     (In Process of Liquidation)
                                 Consolidated Statement of Cash Flows
                                 For the Year Ended December 31, 1995


Operating activities:
   Net income		                                           $  17,942,000

Adjustment to reconcile net income to net
   Cash used in operating activities:

     Gain on disposal                                       (24,047,000)

     Cash used in discontinued operations	                    4,561,000

     Other changes in assets and
      liabilities, net                                        1,370,000

Total adjustments                                           (18,116,000)

Net cash used in operating activities 	                        (174,000)

Investing and other activities:

Proceeds from sale of discontinued
 operations                                                 123,710,000

Capital expenditures, net                                       (35,000)

Net cash provided by investing and
 other activities                                           123,675,000

                                     CenCor, Inc.
                             (In Process of Liquidation)
                      Consolidated Statement of Cash Flows (continued)
                          For the Year Ended December 31,1995



Financing activities:
Payments of long-term debt			                             $(102,095,000)

Net cash used in financing activities                      (102,095,000)

Net increase in cash and cash equivalents                    21,406,000

Cash and cash equivalents at beginning of
 year                                                         1,033,000

Cash and cash equivalents at end of year                  $  22,439,000

Supplemental disclosures of cash flow
 information:

    Cash paid during the year for:

        Interest                                          $   5,698,000

        Income taxes                                      $     356,000


See accompanying notes.

               Notes to Consolidated Financial Statements
                     December 31, 1996 and 1995

1.	Summary of Significant Accounting Policies

Basis of Presentation and Plan of Liquidation

The accompanying consolidated financial statements include accounts of CenCor, Inc. and its wholly-owned subsidiary Century Acceptance Corporation ("Century") (collectively, "the Company"). Effective June 30, 1995, the Company sold substantially all of the assets of Century its then only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

On September 12, 1996, the Company's stockholders approved a Plan of Dissolution and Liquidation (the "Plan of Liquidation") which the Company's Board of Directors submitted for stockholder approval at the company's annual meeting of stockholders. In connection with the Plan of Liquidation, the officers and directors of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware,
(ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be fully liquidated by October 1999.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statements of net assets in liquidation at December 31, 1996 and 1995, reflect assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

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

Fair Values of Assets and Liabilities

The following methods and assumptions were used by the Company in estimating the liquidation value of its assets and liabilities:

	Cash and cash equivalents: The carrying amounts reported in the statement of net assets in liquidation for cash and cash equivalents approximate their fair value.

	Concorde Career Colleges, Inc. ("Concorde") Securities:
Other assets at December 31, 1996 include the fair value of CenCor's investments in Concorde which is based upon the terms of repayment as defined in the December 30, 1996 agreement (the "Fourth Amendment") with Concorde. See Note 4. At December 31, 1995 the Concorde investments are valued using discounted cash flow analysis, based on an estimated discount rate commensurate with the associated risks.

	Other Assets: The fair value of the Company's other assets, excluding CenCor's investment in Concorde, is estimated using discounted cash flow analysis, based on an estimated discount rate commensurate with the associated risks.

	Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

 	Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

	Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at December 31, 1996 and December 31, 1995). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan (see
Note 5).

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


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

The loss from operations, net of applicable income taxes, for Century is segregated as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 1995. The net loss from discontinued operations is as follows:


                                               	December 31,
                                            		      1995
	Revenues	                                      $ 15,714,000
	Expenses	                                       (20,988,000)
	Other loss	                                         (56,000)
	  Loss from discontinued operations
	   before income taxes                           (5,330,000)
	  Income taxes applicable to discon-
	   tinued operations	                                -----
	 Net loss from discontinued operations         $ (5,330,000)

3.  Litigation and Contingencies

Century was a defendant, along with a number of other consumer finance companies, in two class action lawsuits in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. While Century denied the allegations, Century has settled the claims, in order to avoid time, expense, and uncertainty of litigation by agreeing to pay the class-action plaintiffs $295,000, which includes certain administrative costs of the settlements of the claims.

4.  Other Assets

At December 31, 1996, the Company held a junior secured debenture (the "Debenture") of Concorde Career Colleges, Inc. ("Concorde") in the principal amount of approximately $2.4 million and 260,385 shares of Concorde's cumulative preferred stock (the "Preferred Stock"). Further, the Company held an unsecured debt of Concorde in the principal amount of approximately $190,000 (the "Unsecured Debt").

The Debenture, which was to have matured on July 31, 1997, called for principal and interest payments commencing June 30, 1996 based on a 10-year amortization schedule. Interest on the Debenture compounded and accrued quarterly at a variable rate not to exceed 12%. The Debenture further called for an additional contingent payment at the maturity of the Debenture in an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeded $3.5 million. The Preferred Stock, $.10 par value, had a per share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Debenture.
Dividends were to have accrued until such time as the Debenture was paid in full. While Concorde could redeem the Preferred Stock in whole or in part at liquidation value plus accrued cumulative dividends, the Preferred Stock did not provide for mandatory redemption.

On December 30, 1996, CenCor and Concorde amended the Restructuring, Security and Guaranty Agreement (the "Fourth Amendment") between the parties to facilitate the early redemption of the Preferred Stock and payment in full all of the obligations of Concorde to CenCor. The Fourth Amendment provided that if CenCor received a "repayment price" of approximately $4.8 million prior to February 28, 1997, inclusive of any Preferred Stock redemption payments and debt service payments on Debenture subsequent to September 30, 1996, that Debenture and the Unsecured Debt would be retired and the Preferred Stock redeemed in full.

In February 1997, CenCor retired in full of all of Concorde's debt obligations to CenCor and redeemed in full of all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written-off receivables in connection with discharged interest, as described below.

During 1996, CenCor received $452,498 from Concorde in redemption of 39,615 shares of Preferred Stock and $411,890 in payments from Concorde on the Debenture.

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of December 31, 1996, CenCor has collected approximately $672,000, of the total $1,057,000 discharged interest due from the charged-off receivables. Collections in 1996 and 1995 were approximately $337,000 and $338,000 (inclusive of $50,000 received in 1994), respectively.

The estimated liquidation value of the Debenture, Preferred
Stock, Unsecured Debt, and discharged interest was $5,092,000 at December 31, 1995.

Also included in other assets at December 31, 1995 are receivables relating to a fidelity bond claim arising from a loss on fraudulent automobile contracts in 1991 and a claim against a third party. In March 1996, the Company received $875,000 from the third party in payment of the claim. In April 1996, the Company received $750,000 in payment of the fidelity bond claim.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,277,000 and $5,028,000 at December 31, 1996 and December 31,
1995, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obligations would be immaterial to the accompanying financial statement.

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

The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. On August 19, 1996, CenCor offered to retire all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. As of December 31, 1995 and prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor purchased and retired outstanding Non-Convertible Notes in the principal amount of $9,965,425 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. At December 31, 1996, the fair value of the non-tendered Non-Convertible Notes was $5,680,770. The Notes (Convertible and Non-Convertible) were assigned a fair value of $12,303,000 at December 31, 1995.

On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of March 10, 1997, 537,760 shares have been issued and are outstanding as a result of the surrender of Convertible Notes. The conversion of these notes in satisfaction of $11,449,771 principal amount of the obligation is reflected in the financial statements and the number of outstanding shares at December 31, 1996 and 1995.

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

7.  Per Share Information

The number of common shares outstanding was increased under the assumption that all 572,554 common stock shares issuable as a result of the conversion of the Convertible Notes were outstanding during the year ended December 31, 1996 and December
31, 1995.

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at December 31, 1996 and 1995 respectively.

Earnings per common share and common equivalent shares were computed by dividing net income by the average outstanding shares of stock during the year ended December 31, 1995.

8.  Income Taxes

The Company files a consolidated federal income tax return. A provision for income taxes of $1,275,000 was recorded during the year ended December 31, 1996.

The Company's 1990, 1991 and 1992 federal income tax returns have been examined by the Internal Revenue Service (IRS). The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

9.  Stock Option Plan

In 1993, CenCor granted 90,000 phantom share options to certain officers of CenCor. For each option exercised, the holders were granted the right to receive a cash payment equal to the excess, if any, over $1.00 per share of the greater of (i) the closing price of the Common Stock on the NASDAQ National Market (as determined on the date the option is exercised), (ii) the stockholders' equity of CenCor at the end of its most recent fiscal quarter, or (iii) the aggregate distributions per share received by CenCor's stockholders in the event CenCor is liquidated. For the purposes of the phantom share option agreement, a merger or consolidation in which CenCor is not the surviving party or a transaction in which the CenCor stockholders receive cash or securities of another company in exchange for their CenCor shares shall be deemed to be a liquidation. The options automatically terminate (a) five years after such officer or director resigns, or is removed, or (b) on the date that said officer or director engages in certain misconduct under his employment agreement. The Company recorded a liability in the amount of $1,010,000 at December 31, 1995 for this obligation.

During 1996, 65,000 phantom share options were exercised by the holders at a per share value of $11.17. The per share value represented the difference between the Company's estimated net assets in liquidation per share at December 31, 1995 and $1.00 per share. A liability for $ 287,600 has been recorded at December 31, 1996 for the remaining 25,000 phantom share options.

The Company had 50,000 Stock Appreciation Rights (SARs) outstanding to certain officers of the Company at December 31, 1995. The SARs permit the holders to receive a cash payment of the excess of the fair value of Century's stock at the date of exercise over the fair value of Century's stock as of the date of grant. As a result of the sale of Century during 1995, the
holders of the SARs became entitled to payment.   The fair market
value of Century's stock has been determined as the net proceeds from the sale less liabilities retained by Century. $505,500 of the payment due on the SARs was disbursed in January of 1996 and an additional $105,000 was disbursed in July of 1996. The remaining liability is scheduled to be paid in installments through July of 1998. The liability related to the SARs was $98,000 and $701,505 at December 31, 1996 and December 31, 1995
respectively.

 10.  Employee Benefit Plan

The Company had a Profit Sharing Plan and 401(k) Retirement Savings Plan (the Plan). The Company terminated its Plan on September 30, 1995. No contributions were made by the Company to the Plan in 1995. At termination the account of each participant of the Plan became fully vested and nonforfeitable. On October 23, 1996 the Company received a favorable determination letter from the IRS to terminate the Plan and distribute Plan assets. The Plan assets will be distributed to the participants as indicated by the terms of the Plan.




(The remainder of this page is intentionally blank.)

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure


None.












(The remainder of this page is intentionally blank.)

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

	The following tables set forth the names of the directors of the registrant and certain related information as of December 31, 1996. Each of the directors has been elected to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified.

Name of                   Served                    Principal Occupation for
Director                  Since      Age    Last Five Years and Directorships<F1>
Jack L. Brozman<F1>       1979       46     Chairman of the Board, President and Chief
                                            Executive Officer of CenCor and Concorde
                                            since June 1991.  Chief Executive
                                            Officer of Century from July
                                            1991 to August 1992.  Chairman of the Board
                                            and Treasurer, from June 1991 until
                                            July 23, 1993, and President and Director,
                                            for more than five years prior to July 23,
                                            1993, of La Petite Academy, Inc.  Director
                                            of Century and Concorde.

Edward G. Bauer,
Jr.<F2><F3>               1991       68     Vice President and General
                                            Counsel of Philadelphia
                                            Electric Company for more
                                            than the five-year period
                                            prior to August 1988.
                                            Retired from this position
                                            at the end of August 1988.

George L.
Bernstein <F2><F3>        1991       64     Chief Financial and Administrative
                                            Officer of Howard Fischer Associates,
                                            Inc. (executive search firm)
                                            since October 1994.  Chief Operating
                                            Officer of Dilworth, Paxson, Kalish
                                            & Kauffman, Philadelphia,
                                            Pennsylvania (law firm) from
                                            November 1991 to September
                                            1994. Director of R & B,
                                            Inc. (distributor of automotive parts).
                                            Director of Century effective
                                            April 8, 1993.

Marvin S.
Riesenbach<F2><F3>        1991       67     Executive Vice President and Chief
                                            Financial Officer of Subaru of America,
                                            Inc. for more than the five years
                                            prior to October 1990.  Retired from
                                            this position at the end of October 1990.

<F1> Jack L. Brozman is the sole executor of the Estate of Robert
     F. Brozman.
<F2> Director effective July 1, 1991.
<F3> Member of Special and Audit Committees beginning July 1,
     1991.  Elected to Executive Compensation Committee on August
     21, 1991.


	The Board of Directors of CenCor held five meetings and acted by unanimous written consent on one occasion during the last fiscal year. Standing committees, consisting of the Special Committee and the Audit Committee, held one meeting during the last fiscal year. The Executive Compensation Committee makes salary and bonus recommendations for certain executive officers.
The Audit Committee oversees the work of CenCor's independent auditors. CenCor's Board of Directors does not have a nominating committee. The Special Committee has the final authority to thoroughly investigate and report to the Board of Directors on certain matters concerning the misappropriation of CenCor's assets by CenCor's previous chairman of the board, Robert F. Brozman, or certain of his affiliated privately held companies. The Special Committee also has the power and authority to consider the adequacy of CenCor's internal controls and procedures and to investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

	In addition to Jack L. Brozman, the following person also serves as an executive officer of the Company as of December 31, 1996.

Name                       Age       Principal Occupation for Last Five Years

Terri Rinne                 29       Vice President CenCor since July 1, 1995.
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


Disclosure of Delinquent Files

	Except as described below, the Company believes, based on information filed with the Company, that all reports required to be filed for the past two years with the Securities and Exchange Commission under Section 16 by the Company's executive officers, directors, and ten percent stockholders have been filed in compliance with applicable rules.

	The Estate of Robert F. Brozman and Jack L. Brozman failed to timely file Form 4's with respect to the transfer shares of CenCor common stock to CenCor. See "Certain Relationships and Related
Transactions". A Form 5 reflecting this transaction has been filed.

Item 11.   Executive Compensation.

Summary Compensation Table

	The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1996 for services in all capacities to CenCor and its subsidiaries in 1994, 1995, and 1996.


                                                                   Long-Term
                                                                  Compensation

                                         Annual                                  All Other
                                       Compensation                  Awards     Compensation
                                                     Other Annual
Name and Principal           Salary       Bonus      Compensation  Options/SARs
    Position          Year    ($)          ($)           ($)            #
Jack L. Brozman,      1996   $201,900<F1>             $753,900<F2>              $279,250<F3>
Chairman of the
Board and Chief
Executive Officer
                      1995   $178,300<F1>                           15,000<F4>
                      1994   $134,800<F1> $25,000<F5>

<F1> Mr. Brozman also received compensation as an executive
     officer of Concorde.
<F2> Consists of (i) installment payments received during 1996 with respect to payout received on 30,000 units of stock appreciation rights (SARs) deemed exercised during 1996 in the amount of $427,000 but payable beginning in 1996 and ending in 1998 and (ii) payout received on the exercise of phantom share options with respect to 35,000 shares of CenCor common stock. See "Executive Compensation--Option/SAR Grants in Last Fiscal Year".
<F3> Represents the dollar value of in-the-money phantom share options.  See "Option Exercises and Fiscal Year-End Option Value
     Table".


<F4> See "Executive Compensation -- Option Exercises and Fiscal
     Year End Option Value Table".
<F5> Mr. Brozman was also awarded and paid a cash bonus in 1994 of
     $25,000 in recognition of his excellent performance in 1993.


Option Exercises and Fiscal Year-End Option Value Table

	The following table provides information with respect to the named executive officers concerning options exercised during 1996 and unexercised options held as of December 31, 1996.


                                   Value      # of Securities Underlying   Value of Unexercised In-the-
                      Options     Realized        Unexercised Options             Money Options
       Name          Exercised      ($)               at FY-End                   at FY-End ($)
                                              Exercisable   Unexercisable    Exercisable  Unexercisable
Jack L. Brozman,     35,000<F1>  $390,950<F2>  25,000<F3>        N/A         $279,250<F4>      N/A
CEO


<F1> Consists of phantom share options relating to CenCor common stock.
<F2> Excludes $362,950 received during 1996 in installment
     payments with respect to SAR units deemed exercised during 1995 but payable in subsequent years.
<F3>	Consists of phantom share options relating to 25,000 shares
     of CenCor common stock which were not exercised until January
     1997.
<F4> Represents amount of payout received in January 1997 upon the exercise of 25,000 phantom share options.


Compensation of Directors

  	Each non-officer/director of CenCor is paid an annual retainer of $25,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  	The following table sets forth, with respect to CenCor common stock (the only class of voting securities), the only persons known to be a beneficial owner of more than five percent (5%) of any class of CenCor voting securities as of March 10, 1997.


Names and Addresses              Number of Shares and
of Beneficial Owners       Nature of Beneficial Ownership<F1>    Percent of Class

Jack L. Brozman, Trustee              272,423<F1>                       18%
Robert F. Brozman Trust
1100 Main St.
Kansas City, Missouri
64105

A. Baron Cass III                     134,392                            9%
5005 LBJ Freeway
Suite 1130, LB 119
Dallas, Texas  75244


<F1>	Nature of ownership of securities is direct.  Beneficial
     ownership as shown in the table arises from sole voting power and sole investment power.
<F2>	Does not include 34,344 shares held by Jack L. Brozman or
     20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest.


  	The following table sets forth, with respect to CenCor common stock (the only class of voting securities), (i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of March 10, 1997.


                                  Number of Shares and
     Name and Address             Nature of Beneficial
    of Beneficial Owner              Ownership<F1>            Percent of Class
Jack L. Brozman                       306,767<F2>                     21%

Edward G. Bauer, Jr.                    6,000                          *

George L. Bernstein                      ---                          ---

Marvin S. Riesenbach                     ---                          ---

Directors and Officers as a Group     312,767<F2>                     21%

*Less than 1%


<F1>	Nature of ownership of securities is indirect.  Beneficial
     ownership as shown in the table arises from sole voting power and sole investment power.
<F2>	Includes 34,344 shares held by Jack L. Brozman and 272,423
     shares held by the Robert F. Brozman Trust. Does not include 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.


Item 13.  Certain Relationships and Related Transactions

	  A significant portion of the Company's assets, as of December 31, 1996, consisted of debt and equity securities issued by Concorde, a business in which Jack L. Brozman holds an interest.

  	On February 25, 1997, CenCor, Inc. (the "Company") received the final payment on a $4.8 million repayment price retiring in full of all of Concorde's debt obligations owed to the Company and redeeming in full of the Concorde Preferred Stock held by the Company. In exchange, the Company released
Concorde from all liabilities and obligations under its agreements with Concorde. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition-- Concorde Career Colleges, Inc. Agreements."


	The payments were received pursuant to a recently amended
Restructuring, Security and Guaranty Agreement (the "Fourth
Amendment") with Concorde which was negotiated by the Company's
Special Committee, consisting of its outside directors.

	CenCor continues to hold approximately $23.4 million in previously charged-off Concorde receivables which it received in payment of accrued interest on the Debenture. Concorde assigned to CenCor the previously charged off receivables (primarily student loan promissory notes) in payment of accrued interest on the Debenture through December 31, 1994 of approximately $1 million. Provided that CenCor undertakes reasonable steps to collect the charged off receivables, CenCor has a right to substitute receivables as to which collection efforts have been made for new Concorde receivables until such time as CenCor receives cash equal to the accrued interest. Any amounts collected in excess of the accrued interest amount, apply first to reimbursing Concorde for its professional fees and then to interest and principal on the Debenture. The February 1997 release does not relieve Concorde from providing substitute student receivables received in exchange of accrued interest of which approximately $385,000 is currently outstanding.

	The Company currently subleases its approximately 800 sq.
feet office space from Concorde on a month to month basis.  The
Company pays rent of $927 per month for the space.

	Jack L. Brozman, who is Chairman of the Board of CenCor and Century, is Chairman of the Board of Concorde. Mr. Brozman owns 171,724 shares of Concorde (2.5% of the outstanding class). As sole fiduciary for the Estate of Robert F. Brozman (the "Brozman Estate") and the Robert F. Brozman Trust (he is one of the beneficiaries of the estate and the trust), he owns 2,435,324 shares of Concorde common stock (36% of the outstanding class).

	The Company and the Brozman Estate have settled the claims of the Company against the Brozman Estate arising from the CIKC
Loans. The Company released the Brozman Estate from all liability in exchange for $600,000 in cash plus the transfer to the Company on May 16, 1996 of 324,641 shares of CenCor common stock previously held by the Brozman Estate. Pursuant to the terms of the settlement agreement between the Company and the Brozman
Estate, the shares transferred represent the number of shares of common stock which equal the aggregate of $400,000 plus one-half the amount by which the December 31, 1995 fair market value of the stock held by the Brozman Estate exceeds $400,000. The Special Committee, with the assistance of its independent financial advisor, determined that the fair market value of the CenCor common stock on December 31, 1995, for the purposes of the settlement, was $7.66 per share.

                          PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual
Report on Form 10-K.

	The following Consolidated Financial Statements of CenCor, Inc. and Subsidiaries are included in Item 8:

		Consolidated Statement of Net Assets in Liquidation.

                Consolidated Statement of Changes in Net Assets in
		Liquidation.

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

Exhibit
Number      Description

2.1         Plan of Dissolution and Liquidation.


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

4.3         Indentures between CenCor, Inc. and Commercial
            National Bank of Kansas City, N.A. dated April
            27, 1993 with respect to notes due 1999.
            (Incorporated by reference--Exhibit T3C to
            Company's Application on Form T-3; SEC file
            #22-24246.)

10.1 Restructuring, Security and Guaranty Agreement dated October 30, 1992 between Dental
            Assistants, Inc., United Health Careers
            Institute, Inc., Southern California College of Medical and Dental Assistants, Inc.,
            Concorde Careers--Florida, Inc., Colleges of
            Dental and Medical Assistants, Inc. and
            Computer Career Institute, inc. (Incorporated by reference -- Exhibit 100) to Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1992.)

10.2        First Amendment to Restructuring, Security and
            Guarantee Agreement between CenCor, Concorde,
            Minnesota Institute of Medical and Dental
            Assistance, Texas College of Medical and
            Dental Assistants, Texas College of Medical and Dental Assistants, Inc., United Health
            Careers Institute, Inc., Southern California
            College of Medical and Dental Assistants,
            Inc., Concorde Careers--Florida, Inc., College of Dental and Medical Assistants, Inc. and
            Computer Career Institute, Inc. dated December
            30, 1993.  (Incorporated by reference--Exhibit
            10(i) to the Company's Annual Report on Form
            10-K for the year ended December 31, 1993.)

10.3 Stock Appreciation Agreement with Jack Brozman dated October 4, 1994. (Incorporated by reference--Exhibit 10(j) to the Company's
            Annual Report on  Form 10-K for the year ended
            December 31, 1994.)

10.4        Minutes of Compensation Committee dated
            February 7, 1995 relating to amendments to Stock Appreciation Agreements. (Incorporated by reference--exhibit 10(k) to the Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1994.

10.5        Mutual Release between First Portland
            Corporation, FP Holdings, Inc. and Leonard and
            Sharlene Ludwig, Arthur and Phyllis Levinson,
            CEL-CEN Corp. and CenCor, Inc. dated February
            14, 1995.  (Incorporated by reference--Exhibit
            10(l) to the Company's Annual Report on Form
            10-K for the year ended December 31, 1994.)

10.6        Second Amendment to the Restructuring,
            Security and Guaranty Agreement between
            CenCor, Concorde, Minnesota Institute of
            Medical and Dental Assistance, Texas College of Medical and Dental Assistants, Texas
            College of Medical and Dental Assistants,
            Inc., United Health Careers Institute, Inc.,
            Southern California College of Medical and
            Dental Assistants, Inc. and Computer Career
            Institute, Inc. dated November 15, 1994.
            (Incorporated by reference--Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.7 Settlement Agreement dated March 27, 1995 among CenCor, Inc., Century Acceptance
            Corporation, Jack L. Brozman, Executor, and
            Jack L. Brozman, Trustee. (Incorporated by reference--Exhibit 10(o) to the Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1994.)

10.8 Purchase Agreement dated May 19, 1995 by and among CenCor, Century and Fidelity Acceptance
            Corporation.  (Incorporated by reference--
            Exhibit 10.13 to the Company's Annual report on Form 10-K for the year ended December 31, 1995.)

10.9        Employment Agreement dated July 3, 1995
            between CenCor and Jack Brozman. (Incorporated by reference--Exhibit 10.14 to the Company's
            Annual report on Form 10-K for the year ended
            December 31, 1995.)

10.10 Third Amendment to the Restructuring, Security and Guaranty Agreement.

10.11 Fourth Amendment to the Restructuring Security and Guaranty Agreement.

21          Subsidiaries of the Registrant.

27          Financial Data Schedule.


(b)   	Reports on Form 8-K:

     		No reports on Form 8-K were filed during the quarter ending December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENCOR, INC.


                                     By: /s/ Jack L. Brozman
                                     Jack L. Brozman
                                     Chairman of the Board
Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                             By: /s/ Jack L. Brozman        March 31, 1997
                            	Jack L. Brozman
                            	(Chairman of the Board,
                             	Chief Executive Officer
                              and Director)



                              By: /s/ Terri L. Rinne        March 31, 1997
                             	Terri L. Rinne
                             	(Vice President and
                              Chief Financial Officer)

                              By: /s/ Edward G. Bauer, Jr.  March 31, 1997
                             	Edward G. Bauer, Jr.
                             	(Director)


                              By: /s/ George L. Bernstein   March 31, 1997
                             	George L. Bernstein
                             	(Director)


                              By: /s/ Marvin S. Riesenbach  March 31, 1997
                             	Marvin S. Riesenbach
                             	(Director)