Form 10-Q
period 1997-03-31
CENCOR INC
filed 1997-05-15
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington, D. C. 20549

                           Form 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997  Commission File No. 0-3417


	                   CENCOR, INC.
      (Exact Name of Registrant as Specified in its Charter)


       Delaware        	   		      	43-0914033
(State of other jurisdiction of    (I. R. S. Employer Identifica-
Incorporation or Organization)			tion Number

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri    			     64196
(Address of Principal Executive Office)		   (Zip Code)


Registrant's telephone number, including area code:  (816) 221-5833

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

			        Yes   X      No ___

As of April 15, 1997, CenCor, Inc. had 1,459,214 shares of Common
Stock, $1.00 par value outstanding with a market value of $11,673,712.

	                 CENCOR, INC.

	                  FORM 10-Q

	         QUARTER ENDED MARCH 31, 1997


	                    INDEX



Item	                                                  Page
	                    PART I



1.  Financial Statements and Supplementary Data	           1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	           8



	                   PART II


1.  Legal Proceedings	                                  12

2.  Change in Securities	                          12

3.  Defaults Upon Senior Securities 	                  12

4.  Submission of Matters to a Vote of Security Holders	  12

5.  Other Information	                                  12

6.  Exhibits and Reports on Form 8-K 	                  12

7.  Signatures 	                                          13

As used herein, the term "CenCor" refers to CenCor, Inc. and the term "Century" refers to CenCor's primary subsidiary, Century
Acceptance Corporation. The term "the Company" as used herein refers to CenCor collectively with Century.


Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







	(The remainder of this page is intentionally blank.)


                         CenCor, Inc.
                  (In Process of Liquidation)
       Consolidated Statement of Net Assets in Liquidation


					   March 31,	 December 31,
   				             1997            1996
Assets:					 (Unaudited)
Cash and cash equivalents	        $  18,655,000	$  14,513,000
Other assets		                    5,638,000	   10,320,000
     Total assets		           24,293,000	   24,833,000

Liabilities:
Accounts payable and accrued
 liabilities	 	                      208,000	      648,000
Income taxes payable		              810,000	    1,110,000
Long-term debt		                    5,818,000	    5,681,000
     Total liabilities		            6,836,000	    7,439,000

Net assets in liquidation	        $  17,457,000   $  17,394,000

Number of common shares
 outstanding		                    1,488,411	    1,488,411

Net assets in liquidation per share          $  11.73        $  11.69

See accompanying notes.

                            CenCor, Inc.
                   (In Process of Liquidation)
    Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended March 31, 1997 and 1996
                            (Unaudited)



                                        1997             1996
Net assets in liquidation,
 December 31, 1996 and 1995    	     $ 17,394,000     $ 18,110,000

Income from liquidating activities
   Investment income                      311,000          362,000
   Other                                      --           145,000
					  311,000          507,000

Expenses from liquidating
 activities
   Salaries and related benefits           72,000          124,000
   Interest expense                       137,000          297,000
   Professional fees                       10,000          145,000
   Other expenses                          29,000          172,000
					  248,000          738,000

Increase (decrease) in net assets
 in liquidation                            63,000         <231,000>

Net assets in liquidation,
March 31, 1997 and 1996              $ 17,457,000     $ 17,879,000

See accompanying notes.


                              CenCor, Inc.
                     (In Process of Liquidation)
               Notes to Consolidated Financial Statements
                             March 31, 1997
                               (Unaudited)


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

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at March 31, 1997 and December 31, 1996 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year 1996.

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

Concorde Career Colleges, Inc. ("Concorde") Securities: Other assets at December 31, 1996 include the fair value of CenCor's investments in Concorde which is based upon the terms of repayment as defined in the December 30, 1996 agreement (the "Fourth
Amendment") with Concorde.  See Note 3.

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

	Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at March 31, 1997 and December 31,
1996). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan (see Note 4).

2.  Litigation and Contingencies

Century was a defendant, along with a number of other consumer finance companies, in two class action lawsuits in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. While Century denied the allegations, Century settled the claims during 1996 in order to avoid the time, expense, and uncertainty of litigation. The settlement required Century to pay the class-action plaintiffs $295,000, which included certain administrative costs of the settlement of the claims.

3.  Other Assets

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

On December 30, 1996, CenCor and Concorde amended the Restructuring, Security and Guaranty Agreement (the "Fourth Amendment") between the parties to facilitate the early redemption of the Preferred Stock and payment in full of all of the obligations of Concorde to CenCor. The Fourth Amendment provided that if CenCor received a "repayment price" of approximately $4.8 million prior to February 28, 1997, inclusive of any Preferred Stock redemption payments and debt service payments on the Debenture subsequent to September 30, 1996, that the Debenture and the Unsecured Debt would be retired and the Preferred Stock redeemed in full.

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

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of March 31, 1997, CenCor has collected approximately $783,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,312,000 and $5,277,000 at March 31, 1997 and December 31, 1996, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998. Management believes that any potential liability pertaining to these obligations would be immaterial to the accompanying financial statements.


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

The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. On August 19, 1996, CenCor offered to retire all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor purchased and retired outstanding Non-Convertible Notes in the principal amount of $9,965,425 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. The fair value of the non-tendered Non-Convertible Notes was $5,818,000 and $5,680,770 at March 31, 1997 and December 31, 1996
respectively.

On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of April 15,1997, 543,357 shares have been issued and are outstanding as a result of the surrender of
Convertible Notes.   The conversion of these notes in satisfaction
of $11,449,771 principal amount of the obligation is reflected in the financial statements and the number of outstanding shares at March 31, 1997 and December 31, 1996.


5.  Income Taxes

The Company's 1990, 1991 and 1992 federal income tax returns have been examined by the Internal Revenue Service (IRS). The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.



6.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at March 31, 1997 and December 31, 1996, respectively.

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

Assuming CenCor had fully liquidated and distributed its assets by March 31, 1997 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $17,457,000 in distributions or approximately $11.73 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Conversion of Convertible Notes and Retired Stock

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of April 15, 1997, 543,357 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

Long - Term Debt

On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,965,425 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. The Non-Convertible Notes not tendered by the noteholders remain outstanding.

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

The Debenture, which was to mature on July 31, 1997, called for principal and interest payments commencing June 30, 1996 based on a 10-year amortization schedule. Interest on the Debenture compounded and accrued quarterly at a variable rate not to exceed 12%. The Debenture further called for an additional contingent payment at the maturity of the Debenture in an amount equal to 25% of the amount by which the "market capitalization" of Concorde exceeded $3.5 million. The Preferred Stock, $.10 par value, had a per share liquidation preference of $10.00 per share. Cumulative quarterly dividends accrued at a rate equal to 73% of the then current interest rate on the Debenture. Dividends were to have accrued until such time as the Debenture was paid in full. While Concorde could redeem the Preferred Stock in whole or in part at liquidation value plus accrued cumulative dividends, the Preferred Stock did not provide for mandatory redemption.

On December 30, 1996, CenCor and Concorde amended the Restructuring, Security and Guaranty Agreement (the "Fourth Amendment") between the parties to facilitate the early redemption of the Preferred Stock and payment in full of all of the obligations of Concorde to CenCor. The Fourth Amendment provided that if CenCor received a "repayment price" of approximately $4.8 million prior to February 28, 1997, inclusive of any Preferred Stock redemption payments and debt service payments on the Debenture subsequent to September 30, 1996, that the Debenture and the Unsecured Debt would be retired and the Preferred Stock redeemed in full.

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

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of March 31, 1997, CenCor has collected approximately $783,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

Assets and Liabilities Following Sale of Century Using Liquidation
Accounting

	The Company's assets consist primarily of cash and cash equivalents, certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obligations of the Company to the buyer of the consumer finance business.

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

 Results of Operations

	During the three months ended March 31, 1997, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.

 The Company's expenses during the three months ended March
31, 1997 consisted mainly of salaries, accretion of interest on the Company's long-term debt, professional and consulting fees, and other liquidating expenses.

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

Internal Revenue Service Examination and Potential California Sales
Tax Assessment

	The Company's 1990, 1991, and 1992 federal income tax returns have been examined by the Internal Revenue Service ("IRS"). The
IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that an adequate reserve has been provided at March 31, 1997 relating to these proposed adjustments and therefore the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company

	Charter Equipment Leasing Corp. ("Charter"), a former subsidiary of CenCor, sold substantially all of its assets in 1992 and dissolved in 1994. In connection with the sale of Charter's assets, the California Board of Equalization (the "Board of Equalization") issued a Notice of Determination in April 1996 (revising a Notice of Determination previously issued in January
1996) for sales tax, interest and penalties in the amount of $5,362. In March 1997, the Company settled the sales tax assessment for approximately $6,000. However, the Board of Equalization may still attempt to assert a claim against the buyer of Charter's assets based upon successor liability for sales taxes from the 1992 transaction. If the buyer is assessed sales taxes, the buyer may attempt to assert an indemnification claim against CenCor.

Part II

Item 1 Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - For a discussion of defaults in prior periods, see Part I, Item 2, Liquidity and Capital Resources - Defaults on Long- Term Debt.

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

	  EXHIBIT NUMBER			DESCRIPTION
		27			     Financial Data Schedule

The Company filed a report on Form 8-K dated February 25, 1997 announcing the disposition of the Concorde Debenture and Preferred Stock.




(The remainder of this page is intentionally blank)

                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

						CENCOR, INC.

Dated May 15, 1997			/s/ Jack L. Brozman
					Jack L. Brozman, President



					/s/ Terri L. Rinne
					Terri L. Rinne, Vice President