Form 10-Q/A
period 1997-03-31
CENCOR INC
filed 1997-05-16
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington, D. C. 20549

                           Form 10-Q/A

                      AMENDMENT NO. 1 TO THE
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


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

Part I

Item I Financial Statements

	Part I, Item I of the report is amended as follows:

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



                                        1997             1996
Net assets in liquidation,
 December 31, 1996 and 1995    	     $ 17,394,000     $ 18,110,000

Income from liquidating activities
   Investment income                      311,000          362,000
   Other                                      --           145,000
					  311,000          507,000

Expenses from liquidating
 activities
   Salaries and related benefits           72,000          124,000
   Interest expense                       137,000          297,000
   Professional fees                       10,000          145,000
   Other expenses                          29,000          172,000
					  248,000          738,000

Increase (decrease) in net assets
 in liquidation                            63,000         <231,000>

Net assets in liquidation,
March 31, 1997 and 1996              $ 17,457,000     $ 17,394,000

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

						CENCOR, INC.

Dated May 16, 1997			/s/ Jack L. Brozman
					Jack L. Brozman, President



					/s/ Terri L. Rinne
					Terri L. Rinne, Vice President