Form 10-Q
period 1997-06-30
CENCOR INC
filed 1997-08-07
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended June 30, 1997	  Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                              64196
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of July 21, 1997 CenCor, Inc. had 1,463,275 shares of Common
Stock, $1.00 par value outstanding with a market value of $13,352,384.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED June 30, 1997


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	       10



 	                  PART II


1.  Legal Proceedings	                               15

2.  Change in Securities	                       15

3.  Defaults Upon Senior Securities 	               15

4.  Submission of Matters to a Vote of Security
   	Holders	                                       15

5.  Other Information	                               15

6.  Exhibits and Reports on Form 8-K 	               15

7.  Signatures 	                                       16

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.







	(The remainder of this page is intentionally blank.)

                            CenCor, Inc.
                    (In Process of Liquidation)
          Consolidated Statement of Net Assets in Liquidation


				             June 30,          December 31,
					       1997	 	   1996
                   			    (Unaudited)
Assets:
Cash and cash equivalents		   $ 12,223,000        $ 14,513,000
Other assets	       	 		      5,627,000          10,320,000
     Total assets			     17,850,000          24,833,000

Liabilities:
Accounts payable and accrued liabilities        529,000             648,000
Income taxes payable			        614,000           1,110,000
Long-term debt			                   --             5,681,000
     Total liabilities			      1,143,000           7,439,000

Net assets in liquidation		   $ 16,707,000       $  17,394,000

Number of common shares outstanding
					      1,488,411           1,488,411

Net assets in liquidation per shares	   $      11.22       $       11.69

See accompanying notes.

                                 CenCor, Inc.
                          (In Process of Liquidation)
       Consolidated Statement of Changes in Net Assets in Liquidation
             For the Six Months Ended June 30, 1997 and 1996
                                 (Unaudited)


 						1997	        1996
Net assets in liquidation,
  December 31, 1996 and 1995	 	  $  17,394,000     $ 18,110,000

Income from liquidating activities
   Investment income                            626,000          683,000
   Other                                           --            546,000
				                626,000        1,229,000

Expenses from liquidating activities
   Salaries and related benefits		507,000          273,000
   Interest expense		                709,000          600,000
   Professional fees			           --            181,000
   Other expenses		                 97,000          303,000
 	 	         		      1,313,000        1,357,000

Decrease in net assets in liquidation         <687,000>        <128,000>

Net assets in liquidation,
  June 30, 1997 and 1996		  $  16,707,000     $ 17,982,000


See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended June 30, 1997 and 1996
                              (Unaudited)


	                                        1997            1996
Net assets in liquidation,
  March 31, 1997 and 1996                   $17,457,000      $17,879,000

Income from liquidating activities
   Investment income			        315,000    	 321,000
   Other		                           --            281,000
						315,000	         602,000

Expenses from liquidating activities
   Salaries and related benefits		435,000	         149,000
   Interest expense			        572,000	         303,000
   Other expenses		                 58,000          167,000
					      1,065,000	         619,000

Expenses in excess  of income from
  liquidating activities	              <750,000>         <17,000>

Adjustment of net assets in liquidation
  to liquidation value 	                         -0-             120,000

Increase (decrease) in net assets in
  liquidation		                      <750,000>          103,000

Net assets in liquidation,
  June 30, 1997 and 1996		    $16,707,000      $17,982,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                               June 30, 1997
                                (Unaudited)


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

Effective June 30, 1995, the Company sold substantially all of the assets of Century Acceptance Corporation ("Century"), its then only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

On September 12, 1996 the Company's stockholders approved a Plan of Dissolution and Liquidation (the "Plan of Liquidation"), which the Company's Board of Directors submitted for stockholder approval at the Company's annual meeting of stockholders. In connection with the Plan of Liquidation, the officers and directors of CenCor are authorized to (I) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware,
(ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. CenCor is expected to be fully liquidated by October 1999

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at June 30, 1997 and December 31, 1996 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

The preparation of financial statements in conformity with generally accepted accounting principles under the liquidation basis of accounting requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year
1996.


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

Concorde Career Colleges, Inc. ("Concorde") Securities:
Other assets at December 31, 1996 include the fair value of CenCor's investments in Concorde which is based upon the terms of repayment as defined in the December 30, 1996 agreement (the
"Fourth Amendment") with Concorde.  See Note 3

	Other Assets:  The Company's other assets, excluding
CenCor's investment in Concorde, are reported in the statement of net assets in liquidation at their fair value.

	Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

	Long-Term Debt: The fair value of the Company's long-term debt at December 31, 1996 is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at December 31, 1996). The fair value reflects a conversion of the convertible notes in accordance with the bankruptcy plan and the Company's purchase of a portion of the outstanding long-term debt (see Note 4).

2.  Litigation and Contingencies

Century was a defendant, along with a number of other consumer finance companies, in two class action lawsuits in the State of Alabama. The suits were filed by certain alleged borrowers of the defendant creditor/lenders and assert various violations. While Century has denied the allegations, Century settled the claims during 1996 in order to avoid the time, expense and uncertainty of litigation. The settlement required Century to pay the class-action plaintiffs $295,000, which included certain administrative costs of the settlement of the claims.

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

In February 1997, CenCor retired in full all of Concorde's debt obligations to CenCor and redeemed in full all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written-off receivables in connection with discharged interest, as described below.

During 1996, CenCor received $452,498 from Concorde in redemption of 39,615 shares of Preferred Stock and $411,890 in payments from Concorde on the Debenture.

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of June 30, 1997, CenCor has collected approximately $905,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,399,000 and $5,277,000 at June 30, 1997 and December 31,
1996, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.

As part of the sale, Century also assigned to the buyer its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expenses reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify the buyer in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Century's buyer did not receive up to $750,000 in payments under the SER Agreement. The third party has recently notified the Company that it believes the sale of Century's assets constitutes a material breach of the SER Agreement and, therefore, that Century has forfeited its rights to receive payments under the SER Agreement. If the third party fails to make payments under the SER Agreement, Century will be exposed to indemnification claims by its buyer up to $750,000. Management is vigorously pursuing collection of the insurance commission receivable from the third party.

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

The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. On August 19, 1996, CenCor offered to retire all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor purchased and retired outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. The fair value of the non-tendered Non-Convertible Notes was $5,680,770 at December 31, 1996.

On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, the Company delivered approximately $6.4 million in U.S. government securities to the indenture trustee as an irrevocable pledge to defease the $7,203,726 outstanding principal amount of Non-Convertible Notes. Accordingly, long-term debt is not reflected in the financial statements at June 30, 1997.

On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of June 30,1997, 545,055 shares have been issued and are outstanding as a result of the surrender of
Convertible Notes.   The number of outstanding shares reflected
in the financial statements at June 30, 1997 and December 31, 1996 assumes all 572,554 shares issuable as a result of the conversion of the Convertible Notes are issued and outstanding.

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

6.  Per Share Information

Net assets in liquidation per share was computed by dividing net assets in liquidation by the outstanding shares of common stock June 30, 1997 and December 31, 1996, respectively.
The outstanding share amounts reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the convertible notes are issued and outstanding.

See Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations-Stock Tender Offer for a discussion regarding the Company's recent offer to purchase a portion of its outstanding stock.



(The remainder of this page is intentionally blank)

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

As part of the sale, Century also assigned to the buyer its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expenses reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify the buyer in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Century's buyer did not receive up to $750,000 in payments under the SER Agreement. The third party has recently notified the Company that it believes the sale of Century's assets constitutes a material breach of the SER Agreement and, therefore, that Century has forfeited its rights to receive payments under the SER Agreement. If the third party fails to make payments under the SER Agreement, Century will be exposed to indemnification claims by its buyer up to $750,000. Management is vigorously pursuing collection of the insurance commission receivable from the third party.

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

During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board recently determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders of the Company as additional consideration for the performance of services to the Company's shareholders. The purpose of the additional payments is to encourage these individuals to continue in their service to the Company through the Company's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the June 30, 1997 financial statements.

Assuming CenCor had fully liquidated and distributed its assets by June 30, 1997 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $16,707,000 in distributions or approximately $11.22 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Stock Tender Offer

	On June 13, 1997 CenCor commenced an offer to purchase 570,000 shares of its common stock at $8.75 per share. The offer is scheduled to expire on August 12, 1997 unless extended by CenCor. As of August 1, 1997, 92,247 shares of common stock had been tendered by the shareholders. The purpose of the offer is to provide the shareholders, who do not wish to hold their shares until CenCor completes its liquidation, an opportunity to sell their shares and to enhance the liquidation value to the non-tendering shareholders. Shareholders who tender their shares in response to the offer will forego the opportunity to participate in future distributions of the liquidation proceeds.

	If more than 570,000 shares are duly tendered prior to the expiration of the offer, CenCor will either extend the offer, if necessary, and increase the number of shares that CenCor is offering to purchase to an amount which it believes will be sufficient to accommodate the excess shares tendered, as well as any shares tendered during the extension period, or purchase 570,000 (or such large number of shares sought) of the shares tendered on a pro rata basis. However, if CenCor elects to purchase 570,000 (or such larger number of shares sought) of the shares on a pro rata basis, CenCor may first accept for purchase, before prorating shares tendered by others, the shares tendered by tendering shareholders who own, beneficially or of record not more than 99 shares and who tender all of their securities.

	The Board of Directors and management of CenCor have not made any recommendations to the shareholders as to whether to tender or refrain from tendering any or all of such shareholder's shares.


Conversion of Convertible Notes and Retired Stock

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of June 30, 1997, 545,055 shares have been issued and are outstanding as a result of the surrender of Convertible Notes.

Long - Term Debt

On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, CenCor defeased its outstanding Non-Convertible Notes in the principal amount of $7,203,726 by delivering approximately $6.4 million in U.S. Government Securities to the indenture trustee.

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

In February 1997, CenCor retired in full all of Concorde's debt obligations to CenCor and redeemed in full all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written-off receivables in connection with discharged interest, as described below.

During 1996, CenCor received $452,498 from Concorde in redemption of 39,615 shares of Preferred Stock and $411,890 in payments from Concorde on the Debenture.

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of June 30, 1997, CenCor has collected approximately $905,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

Assets and Liabilities Following Sale of Century Using
Liquidation Accounting

	The Company's assets consist primarily of cash and cash equivalents, certain previously charged-off receivables received in payment of accrued interest on the Debenture, and the escrow account established to secure the indemnification obligations of the Company to the buyer of the consumer finance business.

The Company's remaining liabilities consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's directors prior to liquidation and accrued income taxes. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. For information concerning the estimated fair values given these items by the Company and the methods and assumptions used to arrive at such values, see the Company's Financial Statements and the notes thereto.

 Results of Operations

	During the three and six months ended June 30, 1997, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.

 The Company's expenses during the three and six months ended June 30, 1997 consisted mainly of salaries, accretion of interest on the Company's then outstanding long-term debt, and other liquidating expenses.

For the three months ended June 30, 1997 the Company also incurred additional salary expense for the accrued additional payments due to its directors prior to liquidation. In addition, interest expense for the three months ended June 30, 1997 reflects the difference between the recorded fair value of the Non-Convertible Notes on May 30, 1997 and the amount pledged to the indenture trustee to defease the Company's Non-Convertible Notes on May 30, 1997.

 Activities During Liquidation Period

	The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including the previously charged-off Concorde receivables received in payment of accrued interest. The Company will also closely monitor claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until distributions are made to stockholders, management expects to invest the available proceeds from the sale of Century and the Company's other cash in short-term government or government agency instruments.

	The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

	The Company will be required to satisfy all liabilities prior to any distribution on its outstanding common stock. The Company believes that it has adequate reserves for all of its material known contingent, conditional and unmature liabilities.

Liquidity and Capital Resources

Capital Obligations

	The Company has no significant obligations for capital purchases.

Internal Revenue Service Examination and Potential California
Sales Tax Assessment

	The Company's 1990, 1991, and 1992 federal income tax returns have been examined by the Internal Revenue Service ("IRS"). The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that an adequate reserve has been provided at June 30, 1997 relating to these proposed adjustments and therefore the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

	(The remainder of this page is intentionally blank)

Part II

Item 1 Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - None

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

				CENCOR, INC.

Dated August 7, 1997		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President