Form 10-Q
period 1997-09-30
CENCOR INC
filed 1997-11-17
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended September 30, 1997     Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                              64196
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of October 8, 1997 CenCor, Inc. had 1,339,862 shares of Common
Stock, $1.00 par value outstanding with a market value of $12,226,241.

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

                            CenCor, Inc.
                    (In Process of Liquidation)
          Consolidated Statement of Net Assets in Liquidation


				           September 30,       December 31,
					       1997	 	   1996
                   			    (Unaudited)
Assets:
Cash and cash equivalents		   $ 11,140,000        $ 14,513,000
Other assets	       	 		      6,139,000          10,320,000
     Total assets			     17,279,000          24,833,000

Liabilities:
Accounts payable and accrued liabilities        484,000             648,000
Income taxes payable			        703,000           1,110,000
Long-term debt			                   --             5,681,000
     Total liabilities			      1,187,000           7,439,000

Net assets in liquidation		   $ 16,092,000       $  17,394,000

Number of common shares outstanding           1,361,993           1,488,411

Net assets in liquidation per shares	   $      11.82       $       11.69

See accompanying notes.

                                 CenCor, Inc.
                          (In Process of Liquidation)
       Consolidated Statement of Changes in Net Assets in Liquidation
             For the Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)


 						1997	        1996
Net assets in liquidation,
  December 31, 1996 and 1995	 	  $  17,394,000     $ 18,110,000

Income from liquidating activities
   Investment income                            846,000        1,036,000
   Other                                           --            507,000
   Gain on extinguishment of debt		   --		 275,000
   Gain on retirement of preferred stock  	   --		 126,000
				                846,000        1,944,000

Expenses from liquidating activities
   Salaries and related benefits		571,000          367,000
   Interest expense		                709,000          912,000
   Professional fees			         35,000          374,000
   Income tax 				       <488,000>	 891,000
   Other 			                164,000          256,000
 	 	         		        991,000        2,800,000

Retirement of common stock		      1,157,000		      --

Decrease in net assets in liquidation        <1,302,000>        <856,000>

Net assets in liquidation,
  September 30, 1997 and 1996		  $  16,092,000     $ 17,254,000


See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended September 30, 1997 and 1996
                              (Unaudited)


	                                        1997            1996
Net assets in liquidation,
  June 30, 1997 and 1996                    $16,707,000      $17,982,000

Income from liquidating activities
   Investment income			        220,000    	 353,000
   Other		                           --             81,000
   Gain on extinguishment of debt		   --		 275,000
   Gain on retirement of preferred stock	   -- 		   6,000
						220,000	         715,000

Expenses from liquidating activities
   Salaries and related benefits		 64,000	          94,000
   Interest expense			           --	         312,000
   Professional fees			       <488,000>	 794,000
   Other expenses		                 67,000           50,000
					       <322,000>       1,443,000

Retirement of common stock		      1,157,000		      --

Decrease in net assets in liquidation	       <615,000>	<728,000>

Net assets in liquidation,
  September 30, 1997 and 1996		    $16,092,000      $17,254,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                             September 30, 1997


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

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at September 30, 1997 and December 31, 1996 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

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

Concorde Career Colleges, Inc. ("Concorde") Securities:
Other assets at December 31, 1996 include the fair value of CenCor's investments in Concorde which is based upon the terms of repayment as defined in the December 30, 1996 agreement (the
"Fourth Amendment") with Concorde.  See Note 2.

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

	Long-Term Debt: The fair value of the Company's long-term debt at December 31, 1996 was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at December 31, 1996). The fair value at December 31, 1996 reflects a conversion of the convertible notes in accordance with the bank-ruptcy plan and the Company's purchase of a portion of the outstanding long-term debt (see Note 3).

2.  Other Assets

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

In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of September 30, 1997, CenCor has collected approximately $996,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,471,000 and $5,277,000 at September 30, 1997 and December 31,
1996, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.

As part of the sale, Century also assigned to the buyer its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expense reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify the buyer in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Century's buyer did not receive up to $750,000 in payments under the SER Agreement. The third party has notified the Company that it believes the sale of Century's assets constitutes a material breach of the SER Agreement and, therefore, that Century has forfeited its rights to receive payments under the SER Agreement. If the third party fails to make payments under the SER Agreement, Century could be exposed to indemnification claims by its buyer up to $750,000. Management is vigorously pursuing collection of the insurance commission receivable from the third party.

3.  Long-Term Debt

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

The Non-Convertible Notes are non-interest bearing and will mature on July 1, 1999. On August 19, 1996, CenCor offered to retire all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor purchased and retired outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. The fair value of the non-tendered, Non-Convertible Notes was $5,680,770 at December 31, 1996.

On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, the Company delivered approximately $6.4 million in U.S. government securities to the indenture trustee as an irrevocable pledge to defease the $7,203,726 outstanding principal amount of Non-Convertible Notes. Accordingly, long-term debt is not reflected in the financial statements at September 30, 1997.

On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of September 30, 1997, 22,131 shares issuable remain unclaimed.

4.  Income Taxes

The Company's 1990, 1991 and 1992 federal income tax returns have been examined by the Internal Revenue Service (IRS). The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

In addition, an income tax refund receivable for approximately
$554,000 related to the Company's 1996 income tax returns is included in other assets at September 30, 1997.

5.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at September 30, 1997 and December 31, 1996, respec-tively. The outstanding share amounts reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are issuable. In addition, the outstanding share amount at September 30, 1997 has been reduced by 126,418 shares to reflect the purchase and retirement by CenCor of its common stock on August 12, 1997.
See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Stock Tender Offer, for a further discussion regarding CenCor's purchase of its stock.



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

As part of the sale, Century also assigned to the buyer its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expense reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify the buyer in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Century's buyer did not receive up to $750,000 in payments under the SER Agreement. The third party has recently notified the Company that it believes the sale of Century's assets constitutes a material breach of the SER Agreement and, therefore, that Century has forfeited its rights to receive payments under the SER Agreement. If the third party fails to make payments under the SER Agreement, Century could be exposed to indemnification claims by its buyer up to $750,000. Management is vigorously pursuing collection of the insurance commission receivable from the third party.

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

	During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board recently determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to the Company. The purpose of the additional payments is to encourage these individuals to continue in their service to the Company through the Company's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the September 30, 1997 financial statements.

Assuming CenCor had fully liquidated and distributed its assets by September 30, 1997 and assuming further that the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $16,092,000 in distributions or approximately $11.82 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Stock Tender Offer

	On June 13, 1997 CenCor commenced an offer to purchase and retire 570,000 shares of its common stock at $8.75 per share. The offer expired on August 12, 1997 at which time CenCor paid $1,106,158 for 126,418 shares of its common stock. The purpose of the offer was to provide the shareholders, who did not wish to hold their shares until CenCor completes its liquidation, an opportunity to sell their shares and to enhance the liquidation value to the non-tendering shareholders.

Conversion of Convertible Notes and Retired Stock

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of September 30, 1997, 22,131 shares issuable remain unclaimed.

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

	In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of September 30, 1997, CenCor has collected approximately $996,000 of the total $1,057,000 discharged interest due from the charged-off receivables.

Assets and Liabilities Following Sale of Century Using
Liquidation Accounting

	The Company's assets consist primarily of cash and cash equivalents, certain previously charged-off receivables received in payment of accrued interest on the Debenture, an income tax receivable refund from the Company's 1996 tax returns, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business.

	The Company's remaining liabilities consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's directors prior to liquidation, and accrued income taxes. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. For information concerning the estimated fair values given these items by the Company and the methods and assumptions used to arrive at such values, see the Company's Financial Statements and the notes thereto.

 Results of Operations

	During the three and nine months ended September 30, 1997, the Company's sources of income consisted mostly of investment income and collections from the Concorde charged-off receivables that the Company accepted in exchange for accrued interest on the Debenture.

	The Company's expenses during the three and nine months ended September 30, 1997 consisted mainly of salaries, accretion of interest on the Company's then outstanding long-term debt, pro-fessional and consulting fees, and other liquidating expenses. During the three months ended September 30, 1997, the company recorded a reduction to income tax expense as a result of refunds due from overpayment of tax on the 1996 income tax returns. In addition, during the three months ended September 30, 1997, the Company also disbursed $1,157,000 for costs related to the pur-chase and retirement of its common stock as previously discussed.

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

	The Company will be required to satisfy all liabilities prior to any distribution on its outstanding common stock. The Company believes that it has adequate reserves for all of its material known contingent, conditional and unmatured liabilities.

Liquidity and Capital Resources

Capital Obligations

	The Company has no significant obligations for capital purchases.

Internal Revenue Service Examination and Potential California
Sales Tax Assessment

	The Company's 1990, 1991, and 1992 federal income tax returns have been examined by the IRS. The IRS has proposed adjustments to increase taxable income in 1991 which the Company is in the process of appealing. Management believes that an adequate reserve has been provided at September 30, 1997 relating to these proposed adjustments and therefore the ultimate disposition of the IRS examination will not have a material effect on the financial position of the Company.

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

				CENCOR, INC.

Dated November 14, 1997		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President