Form 10-K
period 1997-12-31
CENCOR INC
filed 1998-04-08
CIK 18497

________________________________________________________________


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 1997
                    Commission file number 0-3417

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

	Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 10, 1997.
1,338,140 Shares of Common Stock, $1.00 par value

Market value at March 10, 1998 was $6,088,537.
Documents incorporated by reference--None
_________________________________________________________________

                         CENCOR, INC.

                          FORM 10-K
                  YEAR ENDED DECEMBER 31, 1997

                             INDEX
	Item	                                                 Page

PART I
  Item 1.	Business		                          3
  Item 2.	Properties		                          3
  Item 3.	Legal Proceedings		                  3
  Item 4.	Submission of Matters to a Vote of
                 Security Holders                                 3

PART II
  Item 5.	Market for Registrant's Common Stock and
		 Related Stockholder Matters		          4
  Item 6.	Selected Financial Data		                  5
  Item 7.	Management's Discussion and Analysis of
		 Financial Condition and Results of Operations    6
  Item 8.	Financial Statements and Supplementary Data       11
  Item 9.	Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure		  20

PART III
  Item 10.	Directors and Executive Officers
		 of the Registrant		                  21
  Item 11.	Executive Compensation	 	                  22
  Item 12.	Security Ownership of Certain
	         Beneficial Owners and Management                 25
  Item 13.	Certain Relationships and Related Transactions	  26

PART IV
  Item 14.	Exhibits, Financial Statements
		 Schedules, and Reports on Form 8-K		  27

PART 1

Item 1.	Business

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


Item 3.  Legal Proceedings

	There are no pending legal actions against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

   As a result of the stockholders approval of the Company's Plan of Liquidation on September 12, 1996, the Company is not required to submit any further matters to a vote of security holders.
No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters


   CenCor's common stock is quoted on the OTC Bulletin Board under the symbol CNCR. The range of high and low sales price as quoted on the OTC Bulletin Board for each quarter of 1996 and 1997 is as follows:

                           		1995	          	1996
Quarter Ended		          High	       Low	  High	      Low
March 31			   3	 	3	  7-5/8        7-5/8
June 30			           6            6         9-1/8        9-1/8
September 30	                  6-1/2         6-1/2	  9-1/8	       9-1/8
December 31		          6-5/8         6-5/8	  9-1/4        9-1/4

   The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

   On March 10, 1998, the quoted bid price of the common stock on the OTC Bulletin Board was $4.55.

   At March 10, 1998, CenCor had approximately 628 shareholders of record. A partial liquidating distribution of $5.35 per share was paid on March 9, 1998, to common stockholders of record as of February 16, 1998.


(The remainder of this page is intentionally blank.)

Item 6.  Selected Financial Data


                                     	  December 31,	      December 31,
                                              1997           	  1996
Net Assets in Liquidation:

Assets:
  Cash and cash equivalents	          $ 11,248,000	      $ 14,513,000
  Other assets	                             6,182,000          10,320,000
    Total Assets	                    17,430,000          24,833,000

Liabilities:
  Accounts payable and
   accrued liabilities	                       432,000             648,000
Income taxes payable	                         ---             1,110,000
Long-term debt	                                 ---             5,681,000
Partial liquidating distribution payable     7,225,000	            ---
  Total Liabilities	                     7,657,000           7,439,000

Net assets in liquidation	           $ 9,773,000        $ 17,394,000

Number of common shares
  outstanding	                             1,350,384           1,488,411

Net assets in liquidation per	               $  7.24              $11.69
  share

Change in Net Assets in
 Liquidation for the year
 ended:


Income from liquidating
   activities:
  Investment income			   $1,101,000	         $1,655,000
  Other interest income				---		    903,000
  Gain on extinguishment of debt                ---                 208,000
  Loss on liquidation of other assets           ---                <131,000>
                                            1,101,000             2,635,000
Expenses from liquidating
   activities:
  Salaries and related benefits               265,000               457,000
  Interest expense                            709,000             1,052,000
  Professional fees                            76,000	            242,000
  Income tax                               <1,232,000>            1,275,000
Other expenses			              531,000 		    325,000

					      340,000		  3,351,000

Retirement of common stock                 $1,157,000		         --
Partial liquidation distribution            7,225,000                    --
					    8,382,000     	         --

Decrease in net assets in liquidation      $<7,621,000>	          $<716,000>


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Financial Condition

Sale of Century

   Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, a subsidiary of the Bank of Boston Corporation.

   Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expire on July 1, 1998. Fidelity had made two claims for $48,000 against the escrow and has notified the Company of other claims which may be asserted against the escrow balance. Management does not believe the amount of the other claims, if any, will be material to the consolidated financial statements.

   As part of the sale, Century also assigned to Fidelity, its benefits, rights, and interests (including interests in future insurance commissions receivable) in a service expense reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify Fidelity in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Fidelity did not receive up to $750,000 in payments under the SER Agreement. During 1997, Norwest Financial, Inc. ("Norwest") acquired certain assets and liabilities of Fidelity including Fidelity's rights under the SER Agreement and to claims against the escrow.
 On March 12, 1998 Norwest agreed to relinquish any indemnification against the Company and the escrow related to payments under the SER Agreement.

  On December 12, 1997, Fidelity also asserted a claim of approximately $2.5 million against the escrow account. Fidelity's claim is based upon a claim by a third party against Fidelity, as Century's successor in interest, for amounts allegedly due for reserves that were to be established by Century under certain agreements with the third party. While the company has agreed to indemnify Fidelity in this matter, the Company believes the third party's claim is without merit and is vigorously defending the third party claims.

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

   The Board determined that a partial liquidating distribution of $5.35 per share would be issued to stockholders of record on February 16, 1998. At such time as the Board has determined that all claims and liabilities have been indentified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution. Cencor does not expect this to occur prior to 1999.

  During the period of liquidation, CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and to receive compensation for their services. The Board determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to the Company. In addition, the Vice President of the Company will receive a bonus of $100,000 if the officer is still employed by the Company on the date the Company makes its final liquidation distribution to its shareholders. The purpose of the additional payments is to encourage these individuals to continue their services to the Company through the Company's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the December 31, 1997 financial statements.

  As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. After the parties liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by December 31, 1997, and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received an additional $9,773,000 in distributions or approximately $7.24 per share, less costs to liquidate.
The actual amount to be received upon complete liquidation my be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, other liquidating costs, or other unforseen factors.

Stock Tender Offer

   On June 13, 1997, CenCor commenced an offer to purchase 570,000 shares of its common stock at $8.75 per share. The offer expired on August 12, 1997 at which time CenCor paid $1,106,158 for 126,418 shares of its common stock. The purpose of the offer was to provide the shareholders, who did not wish to hold their shares until CenCor completes its liquidation, an opportunity to sell their shares and to enhance the liquidation value to the non-tendering shareholders.

Partial Liquidating Distribution

   On February 2, 1998, CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of February 16, 1998. The Company distributed $7,159,049 on 1,338,140 outstanding shares of common stock on March 9, 1998.

  The partial liquidating distribution represents approximately 65% of the Company's cash and cash equivalents available as of December 31, 1997. After the $5.35 per share partial liquidating distribution and based upon the December 31, 1997 per share estimated liquidation value, each outstanding share of common stock of the Company will have a remaining projected liquidation value of approximately $7.24 per share.

   CenCor's 1993 plan of reorganization entitled holders of Old Notes to receive Non-Convertible Notes, Convertible Notes, and common stock in exchange for their Old Notes. The Convertible Notes were converted into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes on April 1, 1996.

   The outstanding shares of common stock of 1,338,140 on February 16, 1998 is exclusive of 12,140 shares of common stock issuable to Old Noteholders who have failed to surrender their Old Notes. The Company has submitted an application to the Bankruptcy Court to confirm the Company's right to disregard recognition of the ownership rights claimed by holders of Old
Notes in accordance with the 1993 plan of reorganiztion. However, as of the payment record date of February 16, 1998, three holders of Old Notes had notified the Company of their intention to file a motion with the Bankruptcy Court to request a late exchange of their Old Notes for Non-Convertible Notes, Convertible Notes, and common stock. The Company anticipates that the Bankruptcy Court will grant those motions and that those holders will be entitled to receive 531 shares of common stock as a result of the exhange of their Old Notes and the surrender of the Convertible Notes. The partial liquidation distribution payable and the outstanding shares of common stock at December 31, 1997 includes the 531 shares, but does not include any amounts owed to the remaining holders of Old Notes.

  Further, the outstanding shares of stock at February 16, 1998 that received partial liquidating distribution on March 9, 1998 does not include 11,713 of common shares issuable to Convertible Noteholders who have failed to surrender their Convertible Notes in exchange for common stock. The Company is attempting to contact the unsurrended Convertible Noteholders and advise them of the partial liquidating distribution that they woud be entitled to receive upon surrender of the Convertible Notes. If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. As a result, the partial liquidation distribution payable and the outstanding shares of common stock at December 31, 1997 is inclusive of the 11,713 shares and the partial liquidating distribution due to the unsurrendered Convertible Noteholder.

Conversion of Convertible Notes

  On December 31, 1995, ConCor had outstanding non-interest bearing Convertible Notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes.

 Long-Term Debt

   On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, CenCor defeased its outstanding Non-Convertible Notes in the principal amount of $7,203,726 by delivering approximately $6.4 million in U.S. Government Securities to the indenture trustee.

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

  During 1996, CenCor received $452,498 from Concorde in redemption of 39,615 shares of Preferred Stock and $411,890 in payments from Concorde on the Debenture

   In February 1997, CenCor retired in full of all of Concorde's debt obligations to CenCor and redeemed in full of all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written- off receivables in connection with discharged interest, as described below.

   In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of December 31, 1997, CenCor has collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January, 1998 and CenCor has subsequently reassigned the charged-off receivables to Concorde.

Assets and Liabilities During the Liquidation Period

    The Company's assets at December 31, 1997 consist primarily of cash and cash equivalents, an income tax receivable fund, and the escrow account established to secure the indemnification obligations of the Company to the buyer of the consumer finance business.

   The Company's remaining liabilities at December 31, 1997 consist primarily of accounts payable and other accrued libilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation. At December 31, 1997 the Company has also recorded a liability for the partial liquidating distribution payable to its shareholders on March 9, 1998. Further, at December 31, 1996, CenCor had outstanding long-term debt at a fair value of $5,681,000. As previously mentioned on May 30, 1997, CenCor had outstanding long-term debt by delivering approximately $6.4 million in U.S. Government Securities to its indenture trustee. As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of liabilities to estimated fair value under the liquidation basis of accounting. For information concerning the estimated fair values given these items by the Company and the methods and assumptions used to arrive at such values, see the Company's Financial Statements and the notes thereto.

Results of Operations

   During the year ended December 31, 1997, the Company's sources of income consisted primarily of investment income, interest income on the Debenture, and collections from the Concorde charged-off receivables received in payment of accrued interest on the Debenture.

  The Company's expenses during the year ended December 31, 1997 consisted mainly of salaries, including accrued additional payments due to its directors prior to liquidation, accretion of interest on the Company's long-term debt through May 30, 1997, professional and consulting fees, and other liquidating expenses. The company also incurred $1,157,000 for costs related to the purchase of its common stock and $7,225,000 for accrued expenses related to the partial liquidating distribution as previously discussed. The Company also recorded a reduction to income tax expense as a result of expected refunds from prior years income tax returns.

Activities During Liquidation Period

   The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including monitoring claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until the distributions are made to stockholders, management expects to invest the available proceeds from the sale of Century and the Company's other cash in short- term government or government agency instruments.

   The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

  The Company will be required to satisfy all liabilities prior to any final distribution on its outstanding common stock. The Company believes that it has adequate reserves for all of its material known contingent, conditional, and unmature liabilities.

Liquidity and Capital Resources

Capital Obligations

   The Company has no significant obligations for capital purchases.

Internal Revenue Service Examination

   The Company's 1990, 1991, and 1992 federal income tax returns  were
examined by the Internal Revenue Service (IRS), which has   proposed certain
adjustments, a portion of which have been protested by the Company. The Company has recently reached a tentative agreement with the IRS. Based upon the tentative agreement, the Company's NOL carryforward for federal income tax purposes, at December 31, 1997 is expected to be approximately $30,000 and the Company's alternative minimum tax (AMT) credit carryforward is expected to be approximately $577,000.

   The Company has recorded in other assets a net recoverable for income taxes of $595,000 (including a $100,000 refund for state income taxes) based upon the terms of the tentative agreement. Although no assurances can be made, the Company believes it will settle the IRS exam under the tentative agreement and that the amount of the net recoverable is reasonable.

(The remainder of this page is intentionally blank.)

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS



				Page CenCor, Inc.



Report of Independent Auditors		                        12


Audited Consolidated Financial Statements:


Consolidated Statement of Net Assets in Liquidation		13

Consolidated Statement of Changes in Net
Assets in Liquidation    	                                14

Notes to Consolidated Financial Statements		        15

Report of Independent Auditors

The Board of Directors and Stockholders
CenCor, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of CenCor, Inc. (the Company) as of December 31, 1997 and 1996, and the related statement of changes in net assets in liquidation for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of CenCor, Inc. as of December 31, 1997 and 1996, the changes in net assets in liquidation for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

Ernst & Young LLP
March 12, 1998
Kansas City, Missouri

				CenCor, Inc.
      			(In Process of Liquidation)
	     Consolidated Statement of Net Assets in Liquidation


                                      December 31,	  December 31,
					1997               1996

Assets:
	Cash and cash equivalents     $11,248,000	  $14,513,000
  	Other assets	                6,182,000	   10,320,000
	Total assets	               17,430,000          24,833,000
Liabilities:
	Accounts payable and accrued
          liabilities                     432,000	      648,000
   	Income taxes payable                ---             1,110,000
 	Long-term debt                      ---	            5,681,000
   	Partial liquidating
	  distribution payable          7,225,000		---
Total liabilities	                7,657,000           7,439,000
Net assets in liquidation	       $9,773,000         $17,394,000

Number of common shares
 outstanding	                        1,350,384           1,488,411

Net assets in liquidation per share	  $  7.24	       $11.69

See accompanying notes.

				CenCor, Inc.
             		(In Process of Liquidation)
	Consolidated Statement of Changes in Net Assets in Liquidation
	    For the Years Ended December 31, 1997 and 1996

Net assets in liquidation,
  December 31, 1996 and 1997            $17,394,000             $18,110,000

Income from liquidating activities:
  Investment income		          1,101,000               1,655,000
  Other interest income			     ---                    903,000
  Gain on extinguishment of debt             ---                    208,000
  Loss on liquidation of other assets	     ---                   (131,000)
					  1,101,000               2,635,000

Expenses from liquidating activities:
   Salaries and related benefits	    256,000   	             457,000
   Interest expense	                    709,000                1,052,000
   Professional fees	                     76,000                  242,000
   Income tax	                         (1,232,000)		   1,275,000
   Other expenses	                    531,000                  325,000
					    340,000	           3,351,000

Retirement of common stock                1,157,000                    ---
Partial liquidation
  distribution                            7,225,000                    ---
					  8,382,000
Decrease in net assets in liquidation	 (7,621,000)               (716,000)

Net assets in liquidation,
  December 31, 1997 and 1996             $9,773,000            $17,394,000


See accompanying notes.

		Notes to Consolidated Financial Statements
		     (In Process of Liquidation)
		      December 31, 1997 and 1996

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

  As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquidation, the officers and directors of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. CenCor is expected to be fully liquidated by October 1999.

  Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statements of net assets in liquidation at December 31, 1997 and 1996, reflect assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not reasonably estimable.

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

	Concorde Career Colleges, Inc. ("Concorde") Securities:   Other
assets at December 31, 1996 include the fair value of CenCor's investments in Concorde based upon the terms of repayment as defined in the December 30, 1996 agreement (the "Fourth Amendment") with Concorde. See Note 3.

	Other Assets:  The Company's other assets, excluding
CenCor's investment in Concorde, are reported in the statement of net assets in liquidation at their fair values.

	Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximate their fair value.

	Income Tax Payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of taxes currently payable.

	Long-Term Debt: The fair value of the Company's long-term debt at December 31, 1996 was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements (10% at December 31, 1996). The fair value at December 31, 1996 reflects a conversion of the convertible notes in accordance with the bankruptcy plan and the Company's purchase of a portion of the outstanding long-term debt (see Note 4).

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

  In February 1997, CenCor retired in full of all of Concorde's debt obligations to CenCor and redeemed in full of all of the remaining shares of Preferred Stock in accordance with the terms of the Fourth Amendment. In exchange, CenCor agreed to release Concorde from all liabilities and obligations, except its continuing obligation to convey written- off receivables in connection with discharged interest, as described below.

  In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consist of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of December 31, 1997, and December 31, 1996 CenCor has collected approximately $1,046,000, and $672,000 respectively, of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January, 1998 and CenCor has subsequently reassigned the charged-off receivables to Concorde.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,549,000 and $5,277,000 at December 31, 1997 and December 31, 1996, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.

  As part of the sale, Century also assigned to the buyer its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expense reimbursment agreement (the "SER Agreement(s)" with a third party. Century also agreed to indemnify the buyer in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Century's buyer did not receive up to $750,000 in payments under the SER Agreement. During 1997, Norwest Financial, Inc. ("Norwest") acquired certain assets and liabilities of Fidelity including Fidelity's rights under the SER Agreement and to claims against the escrow. On March 2, 1998 Norwest agreed to relinquish and indemnification claims against the Company and the escrow related to payments under the SER Agreement.

  On December 12, 1997 Fidelity also asserted a claim of approximately $2.5 million against the escrow account. Fidelity's claim is based upon a claim by a third party against Fidelity as Century's successor in interest for amounts allegedly due for reserves that were to be established by Century under certain agreements with the third party. While the company has agreed to indemnify Fidelity in this matter, the Company believes the third party's claim is without merit and is vigorously defending the third party claim.

  Other assets at December 31, 1997 also include a $595,000 net income tax receivable refund from the Company's prior years federal and state income tax returns.

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

  On May 30, 1997, pursuant to the indenture governing the Non- Convertible Notes, the Company delivered approximately $6.4 million in the U.S. government securities to the indenture trustee as an irrevocable pledge to defease the $7,203,726 outstanding principal amount of Non-Convertible
Notes.   Accordingly, long-term debt is not reflected in the financial statements at December 31, 1997.

  On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of December 31, 1997, 11,713 shares issuable remain unclaimed by the holders of the Convertible Notes.

5.  	Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at December 31, 1997 and 1996. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result ofthe conversion of the Convertible Notes are outstanding.

On June 13, 1997 CenCor commenced an offer to purchase 570,000 shares of its common stock at $8.75 per share. The offer expired on August 12, 1997 at which time CenCor paid $1,106,158 for 126,418 shares of its common stock. The outstanding shares at December 31, 1997 have been reduced by 126,418 to reflect the purchase and retirement by CenCor of its common stock on August 12, 1997.

On February 2, 1998 CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of February 16, 1998. The Company distributed $7,159,049 on 1,338,140 outstanding shareholders of record of common stock on March 9, 1998.

  The outstanding shares of common stock of 1,338,140 on February 16,
1998 is exclusive of 12,140 shares of common stock issuable to holders of
Old NOtes who have failed to surrender their Old Notes.   The Company has
submitted an application to the Bankruptcy Court to confirm the Company's right to disregard recognition of the ownership rights claimed by holders of Old Notes in accordance with the 1993 plan of reorganization. However, as of the payment record date of February 16, 1998, three holders of Old Notes had notified the Company of their intention to file a motion with the Bankruptcy Court to request a late exchange of their Old Notes for Non-Convertible Notes, Convertible Notes, and common stock. The Company anticipates that the Bankruptcy Court will grant those motions and that those holders of Old Notes will be entitled to receive 53 shares of common stock as a result of the exchange of their Old Notes and the surrender of the convertible Notes. The partial liquidation distribution payable and the outstanding shares of common stock at December 31, 1997 includes the 531 shares, but does not include any amounts owed to the remaining holders of Old Notes.

Further, the outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 does not include 11,713 of common shares issuable to Convertible Noteholders who have failed to surrender their Convertible Notes in exchange for common stock. The Company is attempting to contact the unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes. If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. As a result, the partial liquidation distribution payable and the outstanding shares of common stock reflected in the financial statements at December 31, 1997 includes the 11,713 shares and the resulting partial liquidating distribution due to the unsurrendered Convertible Noteholders.

6.	Income Taxes

  The Company's 1990, 1991 and 1992 federal income tax returns were examined by the Internal Revenue Service (IRS), which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has recently reached a tentative agreement with the IRS. Based upon the tentative agreement, the Company's net operating loss ("NOL") carryforward, for federal income tax purposed, at December 31, 1997 is expected to be approximately $30,000 and the Company's alternative minimum tax ("AMT") credit carryforward is expected to be approximately $577,000. The NOL carryforward expires on December 31, 2008and the AMT credit can be carried forward indefinitely.

The Company has recorded in other
assets a net recoverable for income taxes of 595,000 (including a $100,000 refund for state income taxes) based upon the terms of the tentative agreement. Although no assurances can be made, the Company believes it will settle the IRS exam under the tentative agreement and that the amount of the net recoverable is reasonable.

7.  	Stock Option Plan

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

  During 1996, 65,000 phantom share options were exercised by the holders at a per share value of $11.17. The per share value represented the difference between the Company's estimated net assets in liquidation per share at December 31, 1995 and $1.00 per share. A liability for $ 287,600 has been recorded at December 31, 1996 for the remaining 25,000
phantom share options.   In January 1997 the remaining 25,000 phantom share
options were exercised at a per share value of $11.17.

The Company had 50,000 Stock Appreciation Rights (SARs) outstanding to certain officers of the Company at December 31, 1995. The SARs permit the holders to receive a cash payment of the excess of the fair value of Century's stock at the date of exercise over the fair value of Century's stock as of the date of grant. As a result of the sale of Century during
1995, the  holders of the SARs became entitled to payment.   The fair market
 value of Century's stock has been determined as the net proceeds from the sale less liabilities retained by Century. $505,500 of the payment due on the SARs was disbursed in January of 1996 and an additional $105,000 was disbursed in July of 1996 and $69,000 was disbursed in July of 1997. The liability related to the SARs was $32,000, and $98,000 at December 31, 1997 and December 31, 1996 respectively. The remaining liability is scheduled to be paid in July of 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.


(The remainder of this page is intentionally blank.)

				PART III

Item 10.  Directors and Executive Officers of the Registrant

	The following tables set forth the names of the directors of the registrant and certain related information as of December 31, 1997. Pursuant to the Plan of Liquidation, each of the directors is entitled to serve until the Plan of Liquidation is fully implemented.


Name of                   Served                Principal Occupation for
Director                  Since      Age        Last Five Years and Directorships<F1>
Jack L. Brozman<F1>       1979       47         Chairman of the Board, President and
						ChiefExecutive Officer of
						CenCor and Concorde since June 1991.
						Chief Executive Officer
						of Century from July 1991 to
						August 1992.  Chairman of the Board
    						and Treasurer, from June 1991 until
        					July 23, 1993, and President and Director,
                   				for more than five years prior to July 23,
                             			1993, of La Petite Academy, Inc.  Director
                                        	of Century and Concorde.

Edward G. Bauer,  Jr.<F2>  1991       69     	Vice President and General Counsel
						of Philadelphia Electric
						Company for more than the
						five-year period prior to
						August 1988.  Retired from this
						position at the end of August
						1988.

George L.  Bernstein<F2>   1991       65     	Chief Financial and Administrative
						Officer of Howard Fischer Associates,
      						Inc. (executive search firm)
   						since October 1994.  Chief Operating
        					Officer of Dilworth, Paxson, Kalish
            					& Kauffman, Philadelphia,
      						Pennsylvania (law firm) from
   						November 1991 to September
						1994. Director of R & B,                                              Inc.
						(distributor of automotive parts).
  						Director of Century effective
						April 8, 1993.

Marvin S.  Riesenbach<F2>   1991       68     	Executive Vice
						President and Chief Financial
						Officer of Subaru of America,
						Inc. for more than the five years
  						prior to October 1990.  Retired from
					        this position at the end of October 1990.

<F1> Jack L. Brozman
     is the sole executor of the Estate of Robert F. Brozman.
<F2> Member of Special and Audit Committees beginning July 1,
     1991.  Elected to Executive Compensation Committee on August
     21, 1991.


  The Board of Directors of CenCor held three meetings and acted by unanimous written consent on no occasions during the last fiscal year. Standing committees, consisting of the Special Committee and the Audit Committee, held one meeting during the last fiscal year. The Executive Compensation Committee makes salary and bonus recommendations for certain
executive officers.   The Audit Committee oversees the work of CenCor's
independent auditors. CenCor's Board of Directors does not have a nominating committee. The Special Committee considers the adequacy of CenCor's internal controls and procedures and may investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

	In addition to Jack L. Brozman, the following person also serves as an executive officer of the Company as of December 31, 1997.

Name    	          Age       Principal Occupation for Last Five Years

Terri Rinne               30        Vice President CenCor since July 1,
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

	Edward Bauer and Marvin Riesenbach, failed to timely file
Form 4's with respect to the transfer shares of CenCor common stock to CenCor during 1997. Form 5's reflecting these transactions were subsequently filed, on an untimely basis, with the Securities and Exchange Commission.

	The Estate of Robert F. Brozman and Jack L. Brozman failed to timely file a Form 4 with respect to the transfer of CenCor common stock to CenCor during 1996. A Form 5 reflecting this transaction has been filed.

Item 11.   Executive Compensation.

Summary Compensation Table

	The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1997 for services in all capacities to CenCor and its subsidiaries in 1995, 1996, and 1997.


                                                                     Long-Term	    All Other
                                  Annual               		     Compensation     Compensation
 				Compensation	        	       Awards
                                               	       Other Annual
Name and Principal      	Salary       Bonus     Compensation  Options/SARs
Position            Year         ($)          ($)          ($)            #
Jack L. Brozman,   1997        $151,000<F1>           $42,700<F2>                  $279,250<F3>
Chairman of the
Board and
Chief Executive
Officer            1996        $201,900<F1>           $753,900<F2>
		   1995        $178,300<F1> 		            $15,000<F5>

<F1> Mr. Brozman also received compensation as an executive
officer of Concorde.
<F2> Consists of installment payments received during
1997 with respect to payout received on 30,000 units of stock appreciation rights (SARs) exercised during 1997.
<F3> Represents payout received on the exercise of phantom stock options representing 25,000 shares of CenCor common stock. See "Option Exercises and Fiscal Year-End Option Value Table".


<F4> Consists of (i) installment payments received during 1996 with respect to payout received on 30,000 units of stock appreciation rights (SARs) deemed exercised during 1996 in the amount of $427,000 but payable beginningin 1996 and ending in 1998 and (ii) payout received on the excercise of phantom share options with respect to 35,000 shares of CenCor common stock.
<F5> In 1995, CenCor approved SARs for Mr. Brozeman relating to appreciation in value of Century's common stock. Mr. Brozeman will receive cash compensation for his units at the earlier of his death, permanent disability, involuntary termination without cause, or December 31, 1998 equal to the amount by which the per share value of Century's stock at such time (determined by formula) exceeds the base amount of $13.72. The base amount of $13.72 was selected by CenCor's Executive Compensation Committee as the estimated value per share of Century Stock as of December 31, 1993.

(The remainder of this page is intentionally blank).


Option Exercises and Fiscal Year-End Option Value Table

	The following table provides information with respect to the named executive officers concerning options exercised during 1997 and unexercised options held as of December 31, 1997.


                               Value    # of Securities Underlying  Value of Unexercised In-the-
Name  			         Options    Realized     Unexercised Options            Money Options
			               Exercised    ($)             at FY-End                  at FY-End ($)
                                         Exercisable Unexercisable   Exercisable Unexercisable
Jack L. Brozman,  25,000<F1>  $279,250      N/A           N/A              N/A           N/A
CEO


<F1> Consists of phantom share options relating to CenCor common stock.


Compensation of Directors

  	Each non-officer/director of CenCor is paid an annual retainer of $25,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

  	The following table sets forth, with respect to CenCor common stock (the only class of voting securities), the only persons known to be a beneficial owner of more than five percent (5%) of any class of CenCor voting securities as of March 10, 1998.


Names and Addresses              Number of Shares and
of Beneficial Owners       Nature of Beneficial Ownership<F1>    Percent of Class

Jack L. Brozman, Trustee              272,423<F2>                       20%
Robert F. Brozman Trust
1100 Main St.
Kansas City, Missouri
64105

A. Baron Cass III                     134,392                           10%
5005 LBJ Freeway
Suite 1130, LB 119
Dallas, Texas
75244


<F1>	Nature of ownership of securities is direct.  Beneficial
ownership as shown in the table arises from sole voting power and sole investment power.
<F2>	Does not include 34,344 shares held by Jack L. Brozman or
20,025 shares held by or for the benefit of Robert F.
Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest.

(The remainder of this page is intentionally blank.)


The following table sets forth, with respect to CenCor common stock (the only class of voting securities), (i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of March 10, 1998.


                                  Number of Shares and
	Name and Address	Nature of Beneficial
       of Beneficial Owner         Ownership<F1>            Percent of Class
Jack L. Brozman                    306,767<F2>                     23%

Edward G. Bauer, Jr.                    ---                           ---

George L. Bernstein                     ---                         ---

Marvin S. Riesenbach                    9,250                         *

Directors and Officers as a Group  316,017<F2>                     23%

*Less than 1%


<F1>	Nature of ownership of securities is indirect.  Beneficial
ownership as shown in the table arises from sole voting power and sole investment power.
<F2>	Includes 34,344 shares held by Jack L. Brozman and
272,423 shares held by the Robert F. Brozman Trust. Does not include 20,025 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.


Item 13.  Certain Relationships and Related Transactions

	The Company currently subleases its approximately 800 sq. feet office space from Concorde on a month to month basis. The Company pays rentof $990 per month for the space.

Jack L. Brozman, who is Chairman of the Board of CenCor and Century, is Chairman of the Board of Concorde. Mr. Brozman owns 171,724 shares of Concorde (2.5% of the outstanding class). As sole fiduciary for the the Robert F. Brozman Trust (he is one of the beneficiaries of the trust), he owns 2,435,324 shares of Concorde common stock (36% of the outstanding class).

  During 1997, the Board determined that, in addition to the regular directors' fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders of the Company as additional consideration for the performance of services to the Company between 1993 and the final distribution of the liquidation proceeds to the Company's shareholders. In addition, Terri Rinne, Vice President of the Company, will receive a bonus of $100,000 if she is still employed by the Company on the date of Company makes its final liquidation distribution to its shareholders. The purpose of the additional payments and the bonus is to encourage these individuals to continue in their service to the Company through the Company's final liquidation.

				PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports  on Form
8-K.

(a)	The following documents are filed as part of this Annual  Report on
Form 10-K.

	The following Consolidated Financial Statements of CenCor, Inc. and Subsidiaries are included in Item 8:

		Consolidated Statement of Net Assets in Liquidation.

                Consolidated Statement of Changes in Net Assets in
	        Liquidation.

		Note to Consolidated Financial Statements

	(ii)	Exhibits.

Exhibit Number      Description

2.1 Plan of Dissolution and Liquidation (Incorporated by reference--Exhibit 2 to the Company's Schedule 14-A dated August 15, 1996)


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

10.3 Stock Appreciation Agreement with Jack Brozman dated October 4, 1994. (Incorporated by reference --Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

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

10.8        Purchase Agreement dated May 19, 1995 by and among
	    CenCor, Century and Fidelity Acceptance Corporation.
	    (Incorporated by reference--Exhibit 10.13 to the Company's Annual report on Form 10-K for the year ended December 31, 1995.)

10.9        Employment Agreement dated July 3, 1995 between
	    CenCor and Jack Brozman. (Incorporated by reference--
	    Exhibit 10.14 to the Company's Annual report on Form
	    10-K for the year ended December 31, 1995.)

21          Subsidiaries of the Registrant.

27          Financial Data Schedule.


(b)   	Reports on Form 8-K:

     		No reports on Form 8-K were filed during the quarter ending December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 159(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this reportto be signed on its behalf by the undersigned, thereunto duly authorized.

				CENCOR, INC.

				By:  /s/ Jack L. Brozman
				Jack L. Brozman
				Chairman of the Board

Date:  April 8, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                             By: /s/ Jack L. Brozman        April 8, 1998
                          	Jack L. Brozman
				(Chairman of the Board,
				Chief Executive Officer
				and Director)



                              By: /s/ Terri L. Rinne        April 8, 1998
                           	Terri L. Rinne
		   		(Vice President and
				Chief Financial Officer)

			      By: /s/ Edward G. Bauer, Jr.  April 8, 1998
				Edward G. Bauer, Jr.
             			(Director)


                              By: /s/ George L. Bernstein   April 8, 1998
                           	George L. Bernstein
    				(Director)


                              By: /s/ Marvin S. Riesenbach  April 8, 1998
                           	Marvin S. Riesenbach
     				(Director)