Form 10-Q
period 1998-03-31
CENCOR INC
filed 1998-05-18
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended March 31, 1998 Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                              64196
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of April 23, 1998 CenCor, Inc. had 1,340,951 shares of Common
Stock, $1.00 par value outstanding with a market value of $7,103,017.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED March 31, 1998


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	        9



 	                  PART II


1.  Legal Proceedings	                               14

2.  Change in Securities	                       14

3.  Defaults Upon Senior Securities 	               14

4.  Submission of Matters to a Vote of Security
   	Holders	                                       14

5.  Other Information	                               14

6.  Exhibits and Reports on Form 8-K 	               14

7.  Signatures 	                                       16

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)

                            CenCor, Inc.
                    (In Process of Liquidation)
          Consolidated Statement of Net Assets in Liquidation


				           March 31,       December 31,
					       1998	 	1997
                   			    (Unaudited)
Assets:
Cash and cash equivalents		   $  4,148,000        $ 11,248,000
Other assets	       	 		      6,209,000           6,182,000
     Total assets			     10,357,000          17,430,000

Liabilities:
Accounts payable and accrued liabilities        445,000             432,000
Partial liquidating distribution payable         66,000           7,225,000
     Total liabilities			        511,000           7,657,000

Net assets in liquidation		   $  9,846,000       $  17,457,000

Number of common shares outstanding           1,350,384           1,350,384

Net assets in liquidation per shares	   $       7.29       $        7.24

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


	                                        1998            1997
Net assets in liquidation,
  December 31, 1997 and 1996                $ 9,773,000      $17,394,000

Income from liquidating activities
  Investment income				202,000          311,000
						202,000		 311,000
Expenses from liquidating activities
   Salaries and related benefits		 51,000	          72,000
   Interest expense			           --	         137,000
   Professional fees			         30,000 	  10,000
   Other expenses		                 48,000           29,000
					        129,000          248,000

Increase in net assets in liquidation	         73,000 	  63,000

Net assets in liquidation,
  September 30, 1998 and 1997		    $ 9,846,000      $ 9,773,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997


1.  Summary of Significant Accounting Policies

Basis of Presentation and Plan of Liquidation

The accompanying consolidated financial statements include accounts of CenCor, Inc. and its wholly-owned subsidiary Century Acceptance Corporation ("Century") (collectively, "the Company"). Effective June 30, 1995, the Company sold substantially all of the assets of Century, its then only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquidation, the officers and director of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. CenCor is expected to be fully liquidated by October 1999.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at March 31, 1998 and 1997 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

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

	Other Assets: The Company's other assets are reported in the statement of net assets in liquidation at their fair value.

	Accounts Payable and Accrued Liabilities: The carrying amount reported in the statement of net assets in liquidation for accounts payable and accrued liabilities approximates their fair value.

	Partial liquidating distribution payable: The carrying amount reported in the statement of net assets in liquidation approximates the fair value of the partial liquidating distribution payable.

2.  Other Assets

As of December 31, 1997, a portion of the Company's assets consisted of certain charged-off receivables obtained in full payment of the accrued interest due on a subordinated debt of Concorde Careers Colleges, Inc.
The receivables, which consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to the Company without recourse with the Company assuming all risk of non-payment of the receivables. The agreement with Concorde granted CenCor limited rights of substitution until such time that it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. As of December 31, 1997 CenCor had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January, 1998 and CenCor has subsequently reassigned the charged off receivables to Concorde.

In addition, an escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets. Such amount, including accrued interest ($5,627,000 and $5,549,000 at March 31, 1998 and December 31,
1997, respectively), is included in other assets. The escrow was established in order to secure certain indemnification obligations of Century and CenCor to the buyer that run through July 1, 1998.

As part of the sale, Century also assigned to Fidelity its benefits, rights and interests (including interests in future insurance commissions receivable) in a service expense reimbursement agreement (the "SER Agreement(s)") with a third party. Century also agreed to indemnify the Fidelity in an amount up to $750,000 if it was determined that any of Century's rights under the SER Agreement were impaired as a result of the sale of Century's assets such that Fidelity did not receive up to $750,000 in payments under the SER Agreement. During 1997,
Norwest Financial, Inc. ("Norwest") acquired certain assets and liabilities of Fidelity including Fidelity's rights under the SER Agreement and to claims against the escrow. On March 2, 1998
Norwest agreed to relinquish any indemnification claims against the Company and the escrow related to payments under the SER Agreement.

On December 12, 1997 Fidelity also asserted an indemnification claim of approximately $2.5 million against the escrow account. Fidelity's claim is based upon two claims by a third party against Fidelity, as Century's successor in interest. Fidelity reserved the right to seek an additional disbursement from the escrowed funds in the event Fidelity's ultimate liability to the third party exceeded the approximate $2.5 million.

The third party's claims against Fidelity relate to amounts alledgedly due for reserves that the third party claims were to be established by Century under certain agreements with the third party. The first claim relates to a $200,000 deposit with Century from the third party under a guarantee agreement. When Century sold substantially all of their assets to Fidelity, Fidelity was given a reduction in the purchase price for the $200,000 deposit and agreed to assume Century's obligations to the third party related to the deposit. Accordingly, the Company believes this claim is without merit.

The second claim by the third party relates to an alledged $2.3 million second reserve account. Century has advised Fidelity and the third party that neither Century nor any of its subsidiaries held any other deposits or reserves for the third party other than the aforementioned $200,000 deposit. While the Company has agreed to indemnify Fidelity in this matter, the Company believes this claim of the third partry is without merit and is actively defending the third party claim.

The Escrow Agent has advised the Company that it will not release any of the contested escrowed funds until it receives non-conflicting written instructions from Century and Fidelity as to the disposition of the escrowed funds or an order of an arbitrator of Court having jurisdiction over the matter. As previously mentioned, the Company is actively attempting to resolve the $2.3 million claim with the third party so that Fidelity will agree to the release of escrowed funds.

Other assets at March 31, 1998 and December 31, 1997 also includes a net income tax refund receivable of $488,000 and $595,000, respectively from the Company's prior years federal and state income tax returns.

3.  Income Taxes

The Company's 1990, 1991 and 1992 federal income tax returns were examined by the Internal Revenue Service (IRS), which has proposed certain adjustments, a portion of which have been protested by the Company. The Company has recently reached a tentative agreement with the IRS. Based upon the tentative agreement, the Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at March 1, 1998 is expected to be approximately $30,000 and the Company's alternative minimum tax ("AMT") carryforward is expected to be approximately $577,000. The NOL carryforward expires December 31, 2008 and the AMT credit can be carried forward indefinately.

Based upon the terms of the tentative agreement, the Company has recorded in other assets a net recoverable for income taxes of $488,000 and $595,000 at March 31, 1998 and December 31, 1997, respectively. The net recoverable for income taxes at December 31, 1997 also includes $107.000 refund for state income taxes which was received in March 1998.

Although no assurances can be made, the Company believes it will settle the IRS exam under the tentative agreement and that the amount of the net recoverable is reasonable.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at March 31, 1998 and December 31, 1997.

Effective April 1, 1996, CenCor converted its outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outsanding. However, as of March 31, 1998,
11,631 shares issuable remain
unclaimed by the holders of the Convertible Notes.

On February 2, 1998, CenCor announced a partial liquidating distribution of $5.35 per share to shareholders of record on February 16, 1998. On
March 9, 1998 CenCor distributed 7,159,049 to its 1,338,140 outstanding shareholder of record as of February 16, 1998.

The outstanding shares of common stock of 1,338,410 on February 16, 1998 was exclusive of 12,140 shares of common stock issuable to holders of Old Notes who have failed to surrender their Old Notes.
In April, 1998, the Bankruptcy Court approved the motions of the three holders of Old Notes. As a result the three holders of Old Notes will be entitled to receive a total of 531 shares of common stock and the partial liquidating distribution of $5.35 per share for the exchange of their Old Notes and the surrender of the Convertible Notes. The partial liquidataion distribution payable and the outstanding shares of common stock at March 1, 1998 and December 31, 1997 includes the 531 shares, but does not include any amounts that may be owed to the remaining holders of Old Notes.

The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 does not include 11,713 of common shares issuable to Convertible Noteholders who have failed to surrender their Convertible Notes in exchange for common stock.

Subsequently, 82 shares of common stock and the underlying partial liquidating distribution of $5.35 per share were issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable and the outstanding shares of common stock reflected in the financial statements at March 31, 1998 and December 31, 1997 include the 11,631 and 11,713 shares, respectively and the resulting partial liquidating distribution due to the unsurrendered Convertible Noteholders.



(The remainder of this page is intentionally blank)

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Financial Condition

Sale of Century

	Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation ("Fidelity").

	Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expire on July 1, 1998. Fidelity has made two claims fora total of $48,000 against the escrow, which the Company did not dispute.

	On December 12, 1997 Fidelity also asserted an indemnification claim of approximately $2.5 million against the escrow account. Fidelity's claim is based upon two claims by a third party against Fidelity, as Century's successor in interest. Fidelity reserved the right to seek an additional disbursement from the escrowed funds in the event Fidelity's ultimate liability to the third party exceeded the approximate $2.5 million claim.

	The third party's claims against Fidelity relate to amounts allegedly due for reserves that were to be established by Century under certain agreements with the third party. The first claim relates to a $200,000 deposit with Century from the third party under a guarantee agreement. When Century sold substantially all of their assets, Fidelity was given a reduction in the purchase price for the $200,000 deposit and agreed to assume Century's obligations to the third party related to the deposit. Century has been advised by Fidelity that this claim has been resolved with the third party.

	The second claim by the third party relates to an alleged
$2.3 million second reserve account. Century has advised Fidelity and the third party that neither Century nor any of its subsidiaries held any other deposits or reserves for the third party other than the aforementioned $200,000 deposit. While the Company has agreed to indemnify Fidelity in this mater, the Company believes this claim of the third party is without merit and is actively defending the third party claim.

	The Escrow Agent has advised the Company that it will not release any of the contested escrowed funds until it receives non-conflicting written instructions from Century and Fidelity as to the disposition of the escrowed funds or an order of an arbitrator or Court having jurisdiction over the matter. As previously mentioned, the Company is actively attempting to resolve the $2.3 million claim with the third party so that Fidelity will agree to the release of the escrowed funds.

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

	The Board determined that a partial liquidating distribution of $5.35 per share would be issued to stockholders of record on February 16, 1998. At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution. CenCor does not expect this to occur prior to 1999.

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

As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. After the partial liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by March 31, 1998 and the Compnay's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $9,846,000 in distributions or approximately $7.29 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Partial Liquidating Distribution

	On February 2, 1998 CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of February 16, 1998. The Company distributed $7,159,049 on 1,338,140 outstanding shares of common stock on March 9, 1998.

	The outstanding shares of common stock of 1,338,140 on February 16, 1998 is exclusive of 12,140 shares of common stock issuable to holders of Old Notes who have failed to surrender their Old Notes. The Company has submitted an application to the Bankruptcy Court to confirm the Company's right to disregard recognition of the ownership rights claimed by holders of Old
Notes in accordance with the 1993 plan of reorganization. How-ever, as of the payment record date of February 16, 1998, three holders of Old Notes had notified the Company of their intention to file a motion with the Bankruptcy Court to request a late exchange of their Old Notes for Non-Convertible Notes, Convertible Notes, and common stock. In April, 1998, the Bankruptcy Court approved the motions of the three holders of Old Notes. As a result the three holders of Old Notes will be entitled to receive a total of 531 shares of common stock and the partial liquidating distribution of $5.35 per share for the exchange of their Old Notes and the surrender of the Convertible Notes. The partial liquidation distribution payable and the outstanding shares of common stock at March 31, 1998 and December 31, 1997 includes the 531 shares, but does not include any amounts that may be owed to the remaining holders of Old Notes.

	The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March
9, 1998 does not include 11,713 of common shares issuable to Convertible Noteholders who have failed to surrender their Convertible Notes in exchange for common stock.

	Subsequently, 82 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable and the outstanding shares of common stock reflected in the financial statements at March 31, 1998 and December 31, 1997 include the 11,631 and 11,713 shares, respectively, and the resulting partial liquidating distribution due to the unsurrendered Convertible Noteholders.

	CenCor's 1993 plan of reorganization entitled holders of Old Notes to receive Non-Convertible Notes, Convertible Notes, and common stock in exchange for their Old Notes. The Convertible Notes were converted into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes on April 1, 1996.

Conversion of Convertible Notes and Retired Stock

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996,
CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of March 31, 1998, 11,631 shares issuable remain unclaimed by the holders of the Convertible Notes.


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

Concorde Career Colleges, Inc. Agreements

	In February, 1997 the Company retired in full its holding in a junior secured debenture (the "Debenture") of Concorde Career Colleges, Inc. ("Concorde") in the principal amount of approximately $2.4 million plus interest and redeemed all of its shares of Concorde's cumulative preferred stock.

	In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to CenCor in full payment of the accrued interest due on the Junior Secured Debenture through December 31, 1993 and 1994, respectively. The receivables, which consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to CenCor without recourse with CenCor assuming all risk of non-payment of the receivables. The agreement with Concorde grants CenCor limited rights of substitution until such time as it collects full payment of the accrued interest, exclusive of out-of-pocket collection fees and expenses paid to third parties. CenCor has engaged a collection agent to pursue recovery of such receivables assigned to the Company. As of December 31, 1997, the Company had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January, 1998 and CenCor had subsequently reassigned the charged off receivables to Concorde.

Assets and Liabilities Following Sale of Century Using
Liquidation Accounting

	The Company's assets at March 31, 1998 and December 31, 1998 consist primarily of cash and cash equivalents, an income tax receivable refund, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business.

	The Company's remaining liabilities at March 31, 1998 and December 31, 1997 consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation. At December 31, 1997 the Company has also recorded a liability for the partial liquidating distribution payable to its share-holders on March 9, 1998. The Company distributed $7,159,040 on March 9, 1998 to the stockholders of record on February 16, 1998. The partial liquidating distribution payable at March 31, 1998 represents the balance due to unsurrendered Convertible Note holders and to the previously mentioned three holders of Old Notes.

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

Results of Operations

	During the three months ended March 31, 1998, the Company's source of income was from short-term government and government-agency investments.

	The Company's expenses for the three months ended March 31, 1998 consisted mainly of salaries, professional and consulting fees, and other liquidating expenses.

 Activities During Liquidation Period

	The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including monitoring claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until the distributions are made to the stockholders, management expects to invest the available proceeds from the sale of Century and the Company's other cash in short-term government or government agency instruments.

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

	Based upon the terms of the tentative agreement, the Company has recorded in other assets a net recoverable for income taxes of $488,000 and $595,000 at March 31, 1988 and December 31, 1997, respectively. The net recoverable for income taxes at December 31, 1997 also includes a $107,000 refund for state income taxes which was received in March, 1998.

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

				CENCOR, INC.

Dated May 15, 1998		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President