Form 10-Q
period 1998-06-30
CENCOR INC
filed 1998-08-14
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended June 30, 1998 Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

1100 Main Street, Suite 416A
Post Office Box 26098
Kansas City, Missouri                              64196
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of July 16, 1998 CenCor, Inc. had 1,341,671 shares of Common
Stock, $1.00 par value outstanding with a market value of $7,316,132.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED June 30, 1998


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	       12



 	                  PART II


1.  Legal Proceedings	                               22

2.  Change in Securities	                       22

3.  Defaults Upon Senior Securities 	               22

4.  Submission of Matters to a Vote of Security
   	Holders	                                       22

5.  Other Information	                               22

6.  Exhibits and Reports on Form 8-K 	               22

7.  Signatures 	                                       23

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)


				CenCor, Inc.
			(In Process of Liquidation)
	   Consolidated Statement of Net Assets in Liquidation

					 	June 30,	December 31,
						1998		1998
						(Unaudited)
Assets:
  Cash and cash equivalents			$ 4,059,000	$11,248,000
  Other assets					  6,380,000	  6,182,000
	Total assets				 10,439,000	 17,430,000

Liabilities:
  Accounts payable and accrued liabilities	    464,000	    432,000
  Partial liquidating distribution payable	     63,000	  7,225,000
  	Total liabilities			    527,000	  7,657,000

Net assets in liquidation			$ 9,912,000	  9,773,000

Number of common shares outstanding		  1,350,384	  1,350,384

Net assets in liquidation per share		$      7.34	$      7.24

See accompanying notes.

                            CenCor, Inc.
                    (In Process of Liquidation)
          Consolidated Statement of Net Assets in Liquidation
	    For the Six Months Ended June 30, 1998 and 1997
			   (Unaudited)

					       1998	 	1997

Net assets in liquidation		   $  9,773,000        $ 17,394,000
  December 31, 1997 and 1996

Income from liquidating activities              340,000             626,000
  Investment income                               6,000                  --
  Other income        			        346,000             626,000

Expenses from liquidating activities
  Salaries and related benefits                 104,000		    507,000
  Interest expenses				     --		    709,000
  Professional fees			        103,000	                 --
  Other expenses				     --		     97,000
						207,000		  1,313,000

Increase (decrease) in net assets in
  liquidation					139,000		  <687,000>

Net assets in liquidation,
  June 30, 1998 and 1997		   $  9,912,000       $  16,707,000

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended June 30, 1998 and 1997
                              (Unaudited)


	                                        1998            1997
Net assets in liquidation,
  March 31, 1998 and 1997                $ 9,846,000      $17,457,000

Income from liquidating activities
  Investment income				138,000          315,000
  Other Income					 54,000		   6,000
						192,000		 321,000
Expenses from liquidating activities
   Salaries and related benefits		 53,000	         435,000
   Interest expense			           --	         572,000
   Professional fees			         73,000 	   --
   Other expenses		                   --             64,000
					        126,000        1,071,000

Increase in net assets in liquidation	         66,000 	<750,000>

Net assets in liquidation,
 	June 30, 1998 and 1997		    $ 9,912,000      $ 16,707,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                             June 30, 1998


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

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at June 30, 1998 and December 31, 1997 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

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

2.  Other Assets

An escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets in order to secure certain indemnification obligations of Century and CenCor to the buyer, Fidelity Acceptance Corporation ("Fidelity"), that ran through July 1, 1998. Such amount, including accrued interest, ($5,627,000 and $5,549,000 at June 30, 1998 and December 31, 1997, respectively) is included in other assets.

On December 12, 1997, Fidelity asserted indemnification claims of approximately $2.5 million against the escrow account. Fidelity's claims were based upon two claims by a third party against Fidelity, as Century's successor in interest. The third party's claims against Fidelity relate to amounts due for reserves that were to be established by Century under certain agreements with the third party. Fidelity has recently released one of its claims leaving a single indemnification of approximately $2.3 million against the escrow account.

The remaining claim by the third party relates to an alleged $2.3 million second reserve account. Century has advised Fidelity and the third party that neither Century nor any of its subsidiaries held any other deposits or reserves for the third party. While the Company has agreed to indemnify Fidelity in this matter, the Company believes this claim of the third party is without merit and is actively defending the third party claim.

During July and August of 1998, the Company received approximately $3.3 million of the escrow funds and invested the funds in short-term government agency instruments. As previously mentioned, the Company is actively attempting to resolve the outstanding claim of approximately $2.3 million in order to obtain the remaining escrow funds.

As discussed in Note 3, other assets at June 30, 1998 and December 31, 1997 also include a net income tax refund receivable of $600,000 and $595,000, respectively, from the Company's prior years' federal and state income tax returns.

At December 31, 1997, a portion of the Company's assets consisted of certain charged-off receivables obtained in full payment of the accrued interest due on a subordinated debt of Concorde Careers Colleges, Inc. The receivables, which consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to the Company without recourse with the Company assuming all risk of non-payment of the receivables. As of December 31, 1997, the Company had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January 1998, and the Company has subsequently reassigned the charged-off receivables to Concorde.

3.  Income Taxes

The Company has recently been notified by Internal Revenue Service ("IRS") that the tentative agreement reached for the proposed adjustments to the Company's 1990, 1991, and 1992 federal income tax returns has been approved. The Company is awaiting processing of the approved agreement.

The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at June 30, 1998, is approximately $30,000 and the Company's alternative minimum tax ("AMT") credit carryforward is approximately $577,000. The NOL carryforward expires on December 31, 2008 and the AMT credit can be carried forward indefinitely.

Based upon the terms of the approved agreement, the Company has recorded in other assets a net recoverable for income taxes of $600,000 and $595,000 at June 30, 1998 and December 31, 1997, respectively.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at June 30, 1998 and December 31, 1997.

Effective April 1, 1996, CenCor converted its outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outsanding. However, as of June 24, 1998,
11,125 shares issuable remain unclaimed by the holders of the Convertible
Notes.

On February 2, 1998, CenCor announced a partial liquidating distribution of $5.35 per share to shareholders of record on February 16, 1998. On
March 9, 1998 CenCor distributed 7,159,049 to its 1,338,140 outstanding shareholder of record as of February 16, 1998.

The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible Notes who had failed to surrender their Convertible Notes in exchange for common stock. Subsequently 589 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable recorded in the financial statements at June 30, 1998 and December 31, 1997 reflects the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.


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

	On December 12, 1997, Fidelity asserted indemnification claims of apprximately $2.5 million against the escrow account. Fidelity's claims were based upon two claims by a third party against Fidelity, as Century's successor in interest. The third party's claims against Fidelity relate to amounts due for reserves that were to be established by Century under certain agreements with the third party. Fidelity has recently released one of its claims leaving a single indemnification claim of approximately $2.3 million against the escrow account.

	The remaining claim by the third party relates to an alleged $2.3 million second reserve account. Century has advised Fidelity and the third party that neither Century nor any of its subsidiaries held any other deposits or reserves for the third party. While the Company has agreed to indemnify Fidelity in this matter, the Company belives this claim of the third party is without merit and is actively defending the third party claim.

	During July and August of 1998, the Company received approximately $3.3 million of the escrow funds and invested the funds in short-term government agency instruments. As previously mentioned, the Company is actively attempting to resolve the outstanding claim of approximately $2.3 million in order to obtain the remaining escrow funds.

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

	During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board recently determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to the Company. In addition, the Vice President of the Company will receive a bonus of $100,000 if the officer is still employed by the Company on the date the Company makes its final liquidation distribution to its shareholders.
The purpose of the additional
payments is to encourage these individuals to continue in their service to the Company through the Company's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the June 30, 1998 and December 31, 1997 financial statements.

As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. After the partial liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by June 30, 1998 and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received $9,912,000 in distributions or approximately $7.34 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by claims arising from the indemnification obligations resulting from the sale of Century's assets, unanticipated tax liabilities, or other unforeseen factors.

Partial Liquidating Distribution

	CenCor's 1993 plan of reorganization entitled holder of Old Notes to receive Non-Convertible Notes, Convertible Notes, and common stock in exchange for their Old Notes. The Convertible Notes were into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes on April 1, 1996.

	On February 2, 1998 CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of February 16, 1998. The Company distributed $7,159,049 on 1,338,140 outstanding shares of common stock on March 9, 1998.

	The outstanding shares of stock at
February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 shares issuable to holders of Convertible Notes who have failed to surrender their Convertible Notes in exchange for common stock. Subsequently, 589 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable recorded in the financial statements at June 30, 1998 and December 31, 1997 reflects the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.

Conversion of Convertible Notes

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996,
CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of July 24, 1998,
11,125 shares issuable remain unclaimed by the holders of the Convertible Notes.


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

Assets and Liabilities Following Using Liquidation Accounting

	The Company's assets at June 30, 1998 and December 31, 1997 consist primarily of cash and cash equivalents, an income tax receivable refund, and the escrow account established to secure the indemnification obliga-tions of the Company to the buyer of the consumer finance business.

	The Company's remaining liabilities at June 30, 1998 and December 31, 1997 consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation. At December 31, 1997 the Company has also recorded a liability for the partial liquidating distribution payable to its share-holders on March 9, 1998. The Company distributed $7,159,040 on March 9, 1998 to the stockholders of record on February 16, 1998. The partial liquidating distribution payable at June 30, 1998 represents the balance due to unsurrendered Convertible Note holders and to the previously mentioned three holders of Old Notes.

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

Results of Operations

	During the six months ended June 30, 1998, the Company's source of income was from short-term government and government-agency investments.

	The Company's expenses for the six months ended June 30, 1998 consisted mainly of salaries, professional and legal fees, and other liquidating expenses. The Company also recorded a reduction to income tax expense as a result of expected refunds from the settlement of the IRS examiniation.

Activities During Liquidation Period

	The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including monitoring claims arising from indemnification obligations to the buyer of Century in order to maximize the value of the escrow fund established as a result of the sale. Until the distributions are made to the stockholders, management has invested the Company's cash in short-term government of government agency instruments.

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

Internal Revenue Service Examination

	The Company has recently been notified by the Internal Revenue Service ("IRS") that the tentative agreement reached for the proposed adjustments to the Company's 1990, 1991, and 1992 federal income tax returns has been approved. The Company is awaiting processing of the approved agreement.

	 The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at June 30, 1998 is expected to be approximately $30,000 and the Company's alternative minimum tax ("AMT") credit carryforward is expected to be approximately $577,000. The NOL carryforward expires on December 31, 2008 and the AMT credit can be carried forward indefinitely.

	Based upon the terms of the approved agreement, the Company has recorded in other assets a net recoverable for income taxes of $600,000 and $595,000 at June 30, 1998 and December 31,
1997, respectively.

Capital Obligations

	The Company has no obligations for capital purchases.


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

				CENCOR, INC.

Dated August 14, 1998		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President