Form 10-Q
period 1998-09-30
CENCOR INC
filed 1998-11-17
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended September 30, 1998 Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

5800 Foxridge Drive, Suite 500
Mission, Kansas                                    66202
(Address of Principal Executive Office)		 (Zip Code)

Registrant's telephone number, including area code: (913) 831-6334

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

		      Yes   X      No

As of October 19, 1998 CenCor, Inc. had 1,342,301 shares of Common Stock, $1.00 par value outstanding with a market value of $8,389,381.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED September 30, 1998


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	        8

3.  Quantitative and Qualitative Disclosures about
         Market Risk				       11


 	                  PART II


1.  Legal Proceedings	                               12

2.  Change in Securities	                       12

3.  Defaults Upon Senior Securities 	               12

4.  Submission of Matters to a Vote of Security
   	Holders	                                       12

5.  Other Information	                               12

6.  Exhibits and Reports on Form 8-K 	               12

7.  Signatures 	                                       13

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)


				CenCor, Inc.
			(In Process of Liquidation)
	   Consolidated Statement of Net Assets in Liquidation

					 	Setpember 30,	December 31,
						1998		1997
						(Unaudited)
Assets:
  Cash and cash equivalents			$ 9,790,000	$11,248,000
  Other assets					    646,000	  6,182,000
	Total assets				 10,436,000	 17,430,000

Liabilities:
  Accounts payable and accrued liabilities	    422,000	    432,000
  Partial liquidating distribution payable	     57,000	  7,225,000
  	Total liabilities			    479,000	  7,657,000

Net assets in liquidation			$ 9,957,000	  9,773,000

Number of common shares outstanding		  1,350,384	  1,350,384

Net assets in liquidation per share		$      7.37	$      7.24

See accompanying notes.

                            CenCor, Inc.
                    (In Process of Liquidation)
          Consolidated Statement of Net Assets in Liquidation
	    For the Nine Months Ended September 30, 1998 and 1997
			   (Unaudited)

					       1998	 	1997

Net assets in liquidation		   $  9,773,000        $ 17,394,000
  December 31, 1997 and 1996

Income from liquidating activities
  Investment income                             485,000		    846,000

Expenses from liquidating activities
  Salaries and related benefits                 161,000		    571,000
  Interest expenses				     --		    709,000
  Professional fees			        128,000	             35,000
  Income taxes  			       <111,000>	   <488,000>
  Other expenses				123,000		    164,000
					        301,000		    991,000

Retirement of common stock			     --		  1,157,000
Increase (decrease) in net assets in
  liquidation					184,000		 <1,302,000>

Net assets in liquidation,
  September 30, 1998 and 1997		   $  9,957,000       $  16,092,000

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended September 30, 1998 and 1997
                              (Unaudited)


	                                        1998            1997
Net assets in liquidation,
  June 31, 1998 and 1997 	            $ 9,912,000      $16,707,000

Income from liquidating activities
  Investment income				145,000          220,000
        										192,000		 321,000
Expenses from liquidating activities
   Salaries and related benefits		 57,000	          64,000
   Professional fees			         25,000 	  35,000
   Income tax    		                   --           <488,000>
   Other expenses			         18,000           67,000
						100,000	        <322,000>

Retirement of common stock			   -- 		1,157,000

Increase in net assets in liquidation	         45,000 	<615,000>
Net assets in liquidation,
  June 30, 1998 and 1997		    $ 9,957,000      $ 16,092,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                             September 30, 1998


1.  Summary of Significant Accounting Policies

Basis of Presentation and Plan of Liquidation

The accompanying consolidated financial statements include accounts of CenCor, Inc. and its wholly-owned subsidiary Century Acceptance Corporation ("Century") (collectively, "the Company"). Effective September 30, 1995, the Company sold substantially all of the assets of Century, its then only operating subsidiary. Since the date of the sale of Century, the Company has had no ongoing operations. As a result, the Company has changed its basis of accounting from going concern basis to liquidation basis.

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

2.  Other Assets

An escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets in order to secure certain indemnification obligations of Century and CenCor to the buyer, Fidelity Acceptance Corporation ("Fidelity"), that ran through July 1, 1998. The escrow account, including accrued interest, is included in other assets at December 31, 1997, at a value of $5,549,000.

During the quarter ended September 30, 1998, Fidelity withdrew all of its claims against the escrow account and the Company received approximately $5.6 million of the escrow funds. The funds received from the escrow account were immediately invested in short-term government and government agency instruments.

As discussed in Note 3, other assets at September 30, 1998 and December 31, 1997 also include a net income tax refund receivable of $600,000 and $595,000, respectively, from the Company's prior years' federal and state income tax returns.

At December 31, 1997, a portion of the Company's assets consisted of certain charged-off receivables obtained in full payment of the accrued interest due on a subordinated debt of Concorde Careers Colleges, Inc ("Concorde").
The receivables consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries. As of December 31, 1997, the Company had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January 1998, and the Company has subsequently reassigned the charged-off receivables to Concorde.

3.  Income Taxes

The Company has recently been notified by Internal Revenue Service ("IRS") that the tentative agreement reached for the proposed adjustments to the Company's 1990, 1991, and 1992 federal income tax returns has been approved. The Company is awaiting processing of the approved agreement.

The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at September 30, 1998, is approximately $241,000 and the Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000. The NOL carryforward expires on December 31, 2008 and the AMT credit can be carried forward indefinitely.

Based upon the terms of the approved agreement, the Company has recorded in other assets a net recoverable for income taxes of $600,000 and $595,000 at September 30, 1998 and December 31, 1997, respectively.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at September 30, 1998 and December 31, 1997.

Effective April 1, 1996, CenCor converted its outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outstanding. However, as of October 20, 1998,
10,494 shares issuable remain unclaimed by the holders of the Convertible
Notes.

On February 2, 1998, CenCor announced a partial liquidating distribution of $5.35 per share to shareholders of record on February 16, 1998. On
March 9, 1998 CenCor distributed $7,159,049 to its 1,338,140 outstanding shareholder of record as of February 16, 1998.

The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible Notes who had failed to surrender their Convertible Notes in exchange for common stock. Subsequently 1,219 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable recorded in the financial statements at September 30, 1998 and December 31, 1997 includes the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.


(The remainder of this page is intentionally blank)

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Financial Condition

Sale of Century

	Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation ("Fidelity").

	Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expired on July 1, 1998. During the quarter ended September 30, 1998, Fidelity withdrew all of its claims against the escrow account and the Company received approximately $5.6 million of the escrow funds. The funds received from the escrow account were immediately invested in short-term government and government agency instruments.

Plan of Liquidation

	With the sale of its consumer finance business, CenCor's business purpose no longer exists. For that reason, CenCor's
Board of Directors (the "Board") adopted a resolution on January 22, 1996 that CenCor be liquidated and that the Plan of Liquidation be submitted to the stockholders for approval. The Company's
Stockholders approved the Plan of Liquidation at the Company's annual meeting of Stockholders held on September 12, 1996 and a Certificate of Dissolution was subsequently filed with the State of Delaware.

  	Under Delaware law, CenCor will continue as a corporate entity for three years after the effective date of the dissolution (October 1, 1996) or for such longer period as the Delaware Court of Chancery directs, in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor.

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

	The Board determined that a partial liquidating distribution of $5.35 per share would be issued to stockholders of record on February
16, 1998. At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution. CenCor does not expect this to occur prior to 1999. The timing of the final distribution will depend in large part upon the Company's receipt of an IRS determination of the Company's income tax liabilities for its most recent tax years. See "Activities During Liquidation Period" below.

	During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board recently determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to the Company. In addition, the Vice President of the Company will receive a bonus of $100,000 if the officer is still employed by the Company on the date the Company makes its final liquidation distribution to its shareholders.
The purpose of the additional payments is to encourage these individuals to continue their service to the Company through the Company's final liquidation and to recognize the directors for their past performance.
The additional payments have been recorded as a liability in the September 30, 1998 and December 31, 1997 financial statements.

As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. After the partial liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by September 30, 1998 and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received an additional
$9,957,000 in distributions or approximately $7.37 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by unanticipated tax liabilities, liquidating costs, or other unforeseen factors.

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

	The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible
Notes who have failed to surrender their Convertible Notes in exchange for common stock. Subsequently, 1,219 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The partial liquidation distribution payable recorded in the financial statements at September 30, 1998 and December 31, 1997 reflects the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.

Conversion of Convertible Notes

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of October 20, 1998, 10,495 shares issuable remain unclaimed by the holders of the Convertible Notes.


Long - Term Debt

	On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, CenCor defeased its outstanding Non-Convertible Notes in the principal amount of $7,203,726 by delivering approximately $6.4 million in U.S. Government Securities to the indenture trustee.
The Non-Convertible Notes will be paid in full on July 1, 1999 by the indenture trustee.

Concorde Career Colleges, Inc. Agreements

	In February, 1997 the Company retired in full its holding in a junior secured debenture (the "Debenture") of Concorde Career Colleges, Inc. ("Concorde") in the principal amount of approximately $2.4 million plus interest and redeemed all of its shares of Concorde's cumulative preferred stock.

	In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to the Company in full payment of the accrued interest due on the Debenture through December 31, 1993 and 1994, respectively. The receivables, which consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries, were assigned to the Company without recourse with the Company assuming all risk of non-payment of the receivables. As of December 31, 1997, the Company had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January, 1998 and the Company had subsequently reassigned the charged off receivables to Concorde.

Assets and Liabilities Following Using Liquidation Accounting

	The Company's assets at September 30, 1998 and December 31, 1997 consist primarily of cash and cash equivalents, and an income tax receivable refund. At December 31, 1997, the Company's assets also included the escrow account established to secure the indemnification obligations of the Company to the buyer of Century.

	The Company's liabilities at September 30, 1998 and
December 31, 1997 consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation.
At December 31, 1997 the Company has also recorded a liability for the partial liquidating distribution payable to its share-holders on March 9, 1998. The Company distributed $7,159,040 on
March 9, 1998 to the stockholders of record on February 16, 1998.
The partial liquidating distribution payable at September 30, 1998 represents the balance due to holders of unsurrendered Convertible Notes.

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

Results of Operations

	During the nine months ended September 30, 1998, the Company's source of income was from short-term government and government-agency investments.

	The Company's expenses for the nine months ended September 30, 1998 consisted mainly of salaries, professional and legal fees, and other recurring expenses. The Company also recorded a reduction to income tax expense as a result of expected refunds from the settlement of the IRS examiniation.

Activities During Liquidation Period

	The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including the refund of prior years' taxes from the IRS. Until a distribution is made to the stockholders, management has invested the Company's cash in short-term government of government agency instruments.

	The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

	The Company has several pending tax matters with the IRS (see
Internal Revenue Service Examination below). The Company will be required to pay or provide for all liabilities, including any unanticipated tax liabilities and any estimated post-liquidation costs, prior to any final distribution on its outstanding common stock. The Company believes that it has adequate reserves for all of its material known contingent tax and other liabilities and is currently attempting to have any potential income tax liabilities for its most recent tax years determined by the IRS. The Company has not received a response to its request to the IRS.

	The Company is unable to estimate the date of the final distribution to stockholders due to the pending matters with the IRS. However, the Company is expected to be fully liquidated by October 1999.

Internal Revenue Service Examination

	The Company has recently been notified by the Internal Revenue Service ("IRS") that the tentative agreement reached for the proposed adjustments to the Company's 1990, 1991, and 1992 federal income tax returns has been approved. The Company is awaiting processing of the approved agreement.

	 The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at September 30, 1998 is expected to be approximately $241,000 and the Company's alternative minimum tax ("AMT") credit carryforward is expected to be approximately $579,000. The NOL carryforward expires on December 31, 2008 and the AMT credit can be carried forward indefinitely.

	Based upon the terms of the approved agreement, the Company has recorded in other assets a net recoverable for income taxes of $600,000 and $595,000 at September 30, 1998 and December 31, 1997, respectively.

Capital Obligations

	The Company has no obligations for capital purchases.

Item. 3  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

	(The remainder of this page is intentionally blank)

Part II

Item 1 Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

			EXHIBIT NUMBER			DESCRIPTION
			      27	         Financial Data Schedule


No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.


            (The remainder of this page is intentionally blank)

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

				CENCOR, INC.

Dated November 16, 1998		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President and CFO