Form 10-K
period 1998-12-31
CENCOR INC
filed 1999-04-01
CIK 18497

________________________________________________________________


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 1998
                    Commission file number 0-3417

                              CENCOR, INC.

        (Exact name of registrant as specified in its charter)
                           5800 Foxridge Drive
                              Suite 500
                           Mission, Kansas 66202
                     Telephone (913) 831-6334

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

	Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 9, 1999.
1,343,202 Shares of Common Stock, $1.00 par value

Market value at March 9, 1999 was $9,234,514.
Documents incorporated by reference--None
_________________________________________________________________

                         CENCOR, INC.

                          FORM 10-K
                  YEAR ENDED DECEMBER 31, 1998

                             INDEX
	Item	                                                 Page

PART I
  Item 1.	Business		                          3
  Item 2.	Properties		                          3
  Item 3.	Legal Proceedings		                  3
  Item 4.	Submission of Matters to a Vote of
                 Security Holders                                 3

PART II
  Item 5.	Market for Registrant's Common Stock and
		 Related Stockholder Matters		          4
  Item 6.	Selected Financial Data		                  5
  Item 7.	Management's Discussion and Analysis of
		 Financial Condition and Results of Operations    6
  Item 7A.      Quantitative and Qualitative Disclosures About
 		Market Risk                                       11
  Item 8.	Financial Statements and Supplementary Data       12
  Item 9.	Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure		  19

PART III
  Item 10.	Directors and Executive Officers
		 of the Registrant		                  20
  Item 11.	Executive Compensation	 	                  21
  Item 12.	Security Ownership of Certain
	         Beneficial Owners and Management                 23
  Item 13.	Certain Relationships and Related Transactions	  24

PART IV
  Item 14.	Exhibits, Financial Statements
		 Schedules, and Reports on Form 8-K		  26

PART 1

Item 1.	Business

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

   The Company has not conducted on-going operations since the sale of its consumer finance business and is in the process of liquidation. As a result of the Board of Director's intent, as of December 31, 1995, the Company adopted a Plan of Dissolution and
Liquidation (the "Plan of Liquidation"). The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. CenCor is expected to be fully liquidated by October 1999. See "Management's Discussion and Analysis of
Financial Condition and Results of Operation--Financial Condition--
Plan of Liquidation".

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

(the remainder of this page is intentionally blank)

PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters


   CenCor's common stock is quoted on the OTC Bulletin Board under the symbol CNCR. The range of high and low sales price as quoted on the OTC Bulletin Board for each quarter of 1997 and 1998 is as follows:

                           		1997	          	1998
Quarter Ended		          High	       Low	  High	      Low
March 31			  7.625	 	7.625	  4.67        4.11
June 30			          9.125         9.125     5.45        5.45
September 30	                  9.125         9.125	  6.75	      6.61
December 31		          9.250         9.250	  6.86        6.86

   The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

   On March 9, 1999, the quoted bid price of the common stock on the OTC Bulletin Board was $6.875.

   At March 9, 1999, CenCor had approximately 645 shareholders of record.

(The remainder of this page is intentionally blank.)

Item 6.  Selected Financial Data


                                     	  December 31,	      December 31,
                                              1998           	  1997
Net Assets in Liquidation:

Assets:
  Cash and cash equivalents	          $  9,833,000	      $ 11,248,000
  Other assets	                               860,000           6,182,000
    Total Assets	                    10,693,000          17,430,000

Liabilities:
  Accounts payable and
   accrued liabilities	                       445,000             432,000
  Partial liquidating distribution payable      57,000	         7,225,000
Total Liabilities	                       502,000           7,657,000

Net assets in liquidation	           $ 10,191,000        $  9,773,000

Number of common shares
  outstanding	                             1,350,384           1,350,384

Net assets in liquidation per	               $  7.55              $ 7.24
  share

Change in Net Assets in
 Liquidation for the year
 ended:


Income from liquidating
   activities:
  Investment income			   $  613,000	         $1,101,000
  Income Tax Benefit			      366,000		  1,232,000

                                              979,000             2,333,000
Expenses from liquidating
   activities:
  Salaries and related benefits               237,000               256,000
  Interest expense                                ---               709,000
  Professional fees                           153,000	             76,000
Other expenses			              171,000 		    531,000

					      561,000		  1,572,000

Retirement of common stock                        ---		  1,157,000
Partial liquidation distribution                  ---             7,225,000
					          ---      	  8,382,000

Increase (Decrease)in net assets          $   418,000	         $<7,621,000>
  in liquidation


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Financial Condition

Sale of Century

   Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation, ("Fidelity").

   Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expired on July 1, 1998. During the quarter ended September 30, 1998, Fidelity withdrew all of its previously filed claims against the escrow account and Century received approximately $5.6 million from the escrow account. The funds received from the escrow account were distributed to CenCor through an intercompany dividend and were then invested in short-term government and government agency instruments.


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

  During the period of liquidation, CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to CenCor. In addition, the Vice President of Cencor will receive a bonus of $100,000 if the officer is still employed by CenCor on the date CenCor makes its final liquidation distribution to its shareholders. The purpose of the additional payments is to encourage these individuals to continue their service to CenCor through the CenCor's final liquidation and to recognize the directors for their past performance. The present value of these payments is recorded as a liability in December 31, 1998 and December 31, 1997 financial statements.

  As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share which was paid on March 9, 1998. After the partial liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by December 31, 1998, and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received an additional $10,191,000 in distributions or approximately $7.55 per share, less costs to liquidate.
The actual amount to be received upon complete liquidation my be adversely affected by unanticipated tax liabilities, other liquidating costs, or other unforseen factors. The actual amount to be received upon liquidation will also be affected if, and to the extent, holders of CenCor's Old Notes, who failed to surrender their Old Notes for Non-Convertible Nobes, Convertible Notes or common stock pursuant to CenCor's 1993 Plan of Liquidation, are permitted by the Bankruptcy Court to surrender their Old Notes beyond the time allowed in the plan but prior to the liquidating distribution. Up to 11,633 additional shares of common stock could be outstanding as a result of such event.

In accordance with Section 280 of Delaware General Corporation Law ("DGCL"), on February 26, 1999 CenCor mailed a 60-day bar date notice to all known or possible creditors of CenCor. The same bar date notice was also published on March 11, 1999 and March 18, 1999 in The Kansas City Star, Wall Street Journal, and Wilmington News Journal. The bar date notice requires all persons who believe they have a claim or potential claim against CenCor to present such claim to CenCor or its outside legal counsel no later than 4:00 p.m. Central Standard Time on April 27, 1999. Individiuals or entities holding stock of record of CenCor or the CenCor Non-Convertible Notes due July 1, 1999 do not need to file a claim unless they believe they have claims against CenCor unrelated to their ownership of common stock or Non-Convertible Notes. CenCor must respond to or reject any filed claims by May 4, 1999.
As of March 29, 1999, only holders of CenCor's common stock or Non-Convertible Notes had filed claims against CenCor. These individuals were subsequently notified that it was not necessary for them to file a claim.

CenCor expects to make a second or final distribution by October 1999. If CenCor determines that it is necessary to establish a reserve for potential claims that are not resolved prior to October 1999, the CenCor would then make (subject to cost and expense considerations) a third and final distribution if the potential claims are ultimately settled for less than the amount of the reserve. Due to the current uncertainty of this issue, CenCor is not able to estimate a reserve amount, if any.

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

   The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible Notes who had failed to surrender their Convertible Notes in exchange for common stock. Subsequently, 2,120 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The Company is attempting to contact the remaining unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes. If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. The partial liquidation distribution payable recorded in the financial statements at December 31, 1998 and December 31, 1997 includes the partial liquidating distribution due to holders of unsurrendered Convertible Notes.

Conversion of Convertible Notes

  On December 31, 1995, ConCor had outstanding non-interest bearing Convertible Notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of February 18, 1999, 9,594 shares issuable remain unclaimed by holders of the Convertible Notes.

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

Concorde Career Colleges, Inc. Agreements

   In February 1997, the Company retired in full its holding in a junior secured debenture (the "Debenture") of Concorde Career Colleges, Inc. ("Concorde") in the principal amount of approximately $2.4 million plus interest and redeemed all of its shares of Concorde's cumulative preferred stock.

   In 1993 and 1994, Concorde agreed to assign certain charged-off receivables to the Company in full payment of the accrued interest due on the Debenture through December 31, 1993 and  1994, respectively.
The receivables, which consisted of account and notes receivable from students who attended schools operated  by Concorde or its subsidiaries, were assigned to the Company without recourse with the Company assuming all
risk of non-payment of the receivables.   As of December 31, 1997, the Company
had collected approximately $1,046,000 of the total $1,057,000 discharged interest due from the charged-off receivables. The balance of the discharged interest was collected in January 1998 and the Company has subsequently reassigned the charged-off receivables to Concorde.

Assets and Liabilities Using Liquidation Accounting

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

  The Company's assets at December 31, 1998 and December 31, 1997, consisted primarily of cash and cash equivalents and an income tax receivable refund. At December 31, 1997 the Company's assets also included the escrow account established to secure the indemnification obligations of the Company to the buyer of Century.

  The Company's liabilities at December 31, 1998 and December 31, 1997 consisted primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation. At December 31, 1997 the Company had also recorded a liability for the partial liquidating distribution payable to its shareholders on March 9, 1998. The Company distributed $7,159,040 on March 9, 1998 to the stockholders of record as of February 16, 1998. The partial liquidating distribution payable at December 31, 1998 represents the balance due to the holders of unsurrendered Convertible Notes.

Results of Operations

   During the year ended December 31, 1998, the Company's primary source of income was interest from short-term government and government-agency investments.

  The Company's expenses for the year ended December 31, 1998 consisted mainly of salaries, professional fees, and other recurring business expenses. The Company also recorded a reduction to income tax expense as a result of expected refunds from the settlement of the IRS examination.


Activities During Liquidation Period

   The Company's activities during the period of liquidation will focus on the collection of various amounts owed to it, including the revund of prior years' taxes from the IRS. Until a distribution is made to stockholders, management has invested the Company's cash in short-term government or government agency instruments.

   The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses.

  The Company will be required to satisfy all timely asserted liabilities, and any estimated post-liquidation costs, prior to any final distribution on its outstanding common stock, Although, the Company believes that it has adequate reserves for all of its material known contingent tax and other liabilities it is currently attempting to identify any other potential liabilities by the issuance of the bar date claim notice on February 26, 1999 to known or possible creditors.

Internal Revenue Service Examination

  As a result of a preliminary settlement with the IRS related to the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 and $595,000 at December 31, 1998 and December 31, 1997, respectively. The receivable also includes refunds to be received as a result of net operating loss ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,00 in March 1999. As a result of the receipt of IRS refunds, the Company believes it has resolved any known issues with the IRS with respect to the Company's 1990, 1991, and 1992 federal income tax returns.

  The Company's NOL carryforward, for federal income purposes, at December
31, 1998 is approximately $295,000. The NOL carry forward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior to the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinately. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at December 31, 1998, no amount has been recorded as a receivable regarding these carryforwards.

Capital Obligations

   The Company has no obligations for capital purchases.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

(The remainder of this page is intentionally blank.)

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS



				Page CenCor, Inc.



Report of Independent Auditors		                        13


Audited Consolidated Financial Statements:


Consolidated Statement of Net Assets in Liquidation		14

Consolidated Statement of Changes in Net
Assets in Liquidation    	                                15

Notes to Consolidated Financial Statements		        16

Report of Independent Auditors

The Board of Directors and Stockholders
CenCor, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of CenCor, Inc. (the Company) as of December 31, 1998 and 1997, and the related statement of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of CenCor, Inc. as of December 31, 1998 and 1997, the changes in net assets in liquidation for the years then ended, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

Ernst & Young LLP
March 12, 1999
Kansas City, Missouri

				CenCor, Inc.
      			(In Process of Liquidation)
	     Consolidated Statement of Net Assets in Liquidation
                             December 31, 1998 and 1997

                                      December 31,	  December 31,
					1998               1997

Assets:
	Cash and cash equivalents     $ 9,833,000	  $11,248,000
  	Other assets	                  860,000	    6,182,000
	Total assets	               10,693,000          17,430,000
Liabilities:
	Accounts payable and accrued
          liabilities                     445,000	      432,000
   	Partial liquidating
	  distribution payable             57,000	    7,225,000
Total liabilities	                  502,000           7,657,000
Net assets in liquidation	      $10,191,000         $ 9,773,000

Number of common shares
 outstanding	                        1,350,384           1,350,384

Net assets in liquidation per share	  $  7.55	       $ 7.24

See accompanying notes.

				CenCor, Inc.
             		(In Process of Liquidation)
	Consolidated Statement of Changes in Net Assets in Liquidation
	    For the Years Ended December 31, 1998 and 1997

					December 31,  		December 31,
					1998			1997
Net assets in liquidation,
  Beginning of Year                     $ 9,773,000             $17,394,000

Income from liquidating activities:
  Investment income		            613,000               1,101,000
  Income Tax Benefit			    366,000	          1,232,000
					    979,000               2,333,000

Expenses from liquidating activities:
   Salaries and related benefits	    237,000   	             256,000
   Interest expense	                        ---                  709,000
   Professional fees	                    153,000                   76,000
   Other expenses	                    171,000                  531,000
					    561,000	           1,572,000

Retirement of common stock                      ---                1,157,000
Partial liquidation
  distribution                                  ---                7,225,000
					        ---                8,382,000

Increase (Decrease) in net assets 	    418,000               (7,621,000)

Net assets in liquidation,
  December 31, 1998 and 1997            $10,191,000                $9,773,000


See accompanying notes.

		Notes to Consolidated Financial Statements
		     (In Process of Liquidation)
		      December 31, 1998 and 1997

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

  As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquidation, the officers and directors of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of the State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. At such time as the Board will determine a record date and issue a final liquidating distribution. CenCor is expected to be fully liquidated by October 1999.

  Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statements of net assets in liquidation at December 31, 1998 and 1997, reflect assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

Principles of Consolidation

The consolidated financial statements include CenCor, Inc. and its wholly owned subsidiary, Century Acceptance Corporation. All material intercompany transactions have been eliminated.

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

Fair Values of Assets and Liabilities

  The following methods and assumptions were used by the Company in estimating the liquidation value of its assets and liabilities:

	Cash and cash equivalents: The fair value reported in the statements of net assets in liquidation for cash and cash equivalents approximate their carrying amounts.

	Other Assets: The Company's other assets are reported in the statement of net assets in liquidation at their fair value.

	Accounts Payable and Accrued Liabilities: The fair value reported in the statements of net assets in liquidation for accounts payable and accrued liabilities approximates their carrying amounts.

	Partial Liquidating Distribution Payable: The fair value reported in the statements of net assets in liquidation approximates the carrying amounts of the partial liquidating distribution payable.


2.  	Other Assets

An escrow account was established in accordance with the provisions of the agreement pertaining to the sale of Century's assets in order to secure certain indemnification obligations of Century and CenCor to the buyer, Fidelity Acceptance Corporation ("Fidelity"), that ran through July 1, 1998. The escrow account, including accrued interest, is included in other assets at December 31, 1997 at a value of $5,549,000.

During the quarter ended September 30, 1998, Fidelity withdrew all of its claims against the escrow account and Century received approximately $5.6 million of the escrow funds. The funds received from the escrow account were distributed to CenCor through an intercompany dividend and were then invested in short-term government and government agency instruments.

As discussed in Note 3, other assets at December 31, 1998 and December 31, 1997, also include a net income tax refund receivable of $850,000 and $595,000, respectively, from the Company's prior years' federal income tax returns.

At December 31, 1997, a portion of the Company's other assets consisted of certain charged-off receivables obtained in full payment of the accrued interest due on a subordinated debt of Concorde Career College, Inc. ("Concorde"). The receivables, consisted of account and notes receivable from students who attended schools operated by Concorde or its subsidiaries. As of December 31, 1997, the Company had collected approximately $1,046,000 of the total $1,057,000 discharge interest due from the charged-off receivables. The balance of the discharged interest was collected in January 1998 and the Company has subsequently reassigned the charged-off receivables to Concorde.

3.	Income Taxes

As a result of a preliminary settlement with the IRS related to the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 and $595,000 at December 31, 1998 and December 31, 1997 respectively. The receivable also includes refunds to be received as a result of net operating loss ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,000 in March 1999. As a result of the receipt of the IRS refunds, the Company believes it has resolved any known issues with the IRS with respect to the Company's 1990, 1991 and 1992 federal income tax returns.

The Company's NOL carryforward, for federal income purposes, at December 31, 1998 is approximately $295,000. The NOL carry forward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior to the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinately. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at December 31, 1998, no amount has been recorded as a receivable regarding these carryforwards.


4.  	Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at December 31, 1998 and December 31, 1997.


Effective April 1, 1996, CenCor converted its outstanding non-interest bearing Convertible Notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outstanding. However, as of February 18, 1999, 9,594 shares issuable remain unclaimed by the holders of the Convertible Notes.

On February 2, 1998 CenCor announced payment of a partial liquidating distribution of $5.35 per share to shareholders of record as of February 16, 1998. On March 9, 1998, CenCor distributed $7,159,049 to its 1,338,140 outstanding shares of record as of February 16, 1998.

The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 does not include
11,713 of common shares issuable to holders of Convertible Notes who had failed to surrender their Convertible Notes in exchange for common stock. Subsequently, 2,120 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The Company is attempting to contact the unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes. If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. The partial liquidation distribution payable recorded in the financial statements at December 31, 1998 and December 31, 1997 includes the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.


(The remainder of this page is intentionally blank.)

				PART III

Item 10.  Directors and Executive Officers of the Registrant

	The following tables set forth the names of the directors of the registrant and certain related information as of December 31, 1998. Pursuant to the Plan of Liquidation, each of the directors is entitled to serve until the Plan of Liquidation is fully implemented.


Name of                   Served                Principal Occupation for
Director                  Since      Age        Last Five Years and Directorships
Jack L. Brozman<F1>       1979       48         Chairman of the Board, President and
						Chief Executive Officer of
						CenCor since June 1991.
						Chief Executive Officer
						of Century from July 1991 to
						August 1992.  President and Chief
						Executive Officer of Concorde from
						June 1991 to April 1997 and from
						November 1998 to the present.  Chairman
						Chairman of the Board
    						and Treasurer, from June 1991 until
        					July 23, 1993, and President and Director,
                   				for more than five years prior to July 23,
                             			1993, of La Petite Academy, Inc.


Edward G. Bauer,  Jr.<F2>  1991       70     	Vice President and General Counsel
						of Philadelphia Electric
						Company for more than the
						five-year period prior to
						August 1988.  Retired from this
						position at the end of August
						1988.

George L.  Bernstein<F2>   1991       66     	Chief Financial and Administrative
						Officer of Howard Fischer Associates,
      						Inc. (executive search firm)
   						since October 1994.  Chief Operating
        					Officer of Dilworth, Paxson, Kalish
            					& Kauffman, Philadelphia,
      						Pennsylvania (law firm) from
   						November 1991 to September
						1994. Director of R & B,                                              Inc.
						(distributor of automotive parts).
  						Director of Century effective
						April 8, 1993.

Marvin S.  Riesenbach<F2>   1991       69     	Executive Vice
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


  The Board of Directors of CenCor held three meetings and acted by unanimous written consent on no occasions during the last fiscal year. Standing committees, consisting of the Executive Compensation Committee, the Audit Committee and the Special Committee held one meeting during the last fiscal year. The Executive Compensation Committee makes salary and
bonus recommendations for certain executive officers.   The Audit Committee
oversees the work of CenCor's independent auditors. CenCor's Board of Directors does not have a nominating committee. The Special Committee considers the adequacy of CenCor's internal controls and procedures and may investigate and report upon such other matters as the Special Committee considers appropriate. The Special Committee, the Executive Compensation Committee, and the Audit Committee are composed of Messrs. Bauer, Bernstein and Riesenbach.

	In addition to Jack L. Brozman, the following person also serves as an executive officer of the Company as of December 31, 1998.

Name    	          Age       Principal Occupation for Last Five Years

Terri Rinne               31        Vice President CenCor since July 1,
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

	Edward Bauer and Marvin Riesenbach, failed to timely file
Form 4's with respect to transactions in shares of CenCor common stock during 1997. Form 5's reflecting these transactions were subsequently filed, on an untimely basis, with the Securities and Exchange Commission.


Item 11.   Executive Compensation.

Summary Compensation Table

	The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other executive officers of CenCor and Century whose total annual salary and bonus exceeded $100,000, during the year ended December 31, 1998 for services in all capacities to CenCor and its subsidiaries in 1996, 1997, and 1998.


                                                                     Long-Term	    All Other
                                  Annual               		     Compensation     Compensation
 				Compensation	        	       Awards
                                               	       Other Annual
Name and Principal      	Salary       Bonus     Compensation  Options/SARs
Position            Year         ($)          ($)          ($)            #
Jack L. Brozman,   1998        $125,000<F1>           $21,350<F2>
Chairman of the
Board and
Chief Executive
Officer            1997        $151,000<F1>           $ 42,700<F2>                 $279,250<F3>
		   1996        $201,900<F1> 	      $753,900<F4>

<F1> Mr. Brozman also received compensation as an executive
officer of Concorde.
<F2> Consists of installment payments received during
1997 and 1998 with respect to payout received on 30,000 units of stock appreciation rights (SARs) exercised during 1997 and 1998.
<F3> Represents payout received on the exercise of phantom stock options representing 25,000 shares of CenCor common stock.
<F4> Consists of (i) installment payments received during 1996 with respect to payout received on 30,000 units of stock appreciation rights (SARs) deemed exercised during 1996 in the amount of $427,000 but payable beginning in 1996 and ending in 1998 and (ii) payout received on the excercise of phantom share options with respect to 35,000 shares of CenCor common stock.

Compensation of Directors

Each non-officer/director of CenCor is paid an annual retainer of $25,000 plus a fee (based on time spent on corporate matters, including attendance at board and committee meetings) and expenses.

(The remainder of this page is intentionally blank).


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

  	The following table sets forth, with respect to CenCor common stock (the only class of voting securities), the only persons known to be a beneficial owner of more than five percent (5%) of any class of CenCor voting securities as of March 9, 1999.


Names and Addresses              Number of Shares and
of Beneficial Owners       Nature of Beneficial Ownership<F1>    Percent of Class

Jack L. Brozman, Trustee              272,423<F2>                       20%
Robert F. Brozman Trust
5800 Foxridge Drive, Ste. 500
Mission, Kansas
66202

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


The following table sets forth, with respect to CenCor common stock (the only class of voting securities), (i) shares beneficially owned by all directors of the Company and nominees for director, and (ii) total shares beneficially owned by directors and officers as a group, as of March 9, 1999.


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
272,423 shares held by the Robert F. Brozman Trust. Does not include 5,625 shares held by or for the benefit of Robert F. Brozman's other children, in which the Robert F. Brozman Trust disclaims any beneficial interest. Jack L. Brozman is the sole trustee and is also one of the beneficiaries of the Robert F. Brozman Trust.


Item 13.  Certain Relationships and Related Transactions

	The Company currently subleases its approximately 800 sq. feet office space from Concorde on a month to month basis. The Company pays rentof $917 per month for the space.

Jack L. Brozman, who is Chairman of the Board of CenCor and Century, is Chairman of the Board of Concorde. Mr. Brozman owns 771,124 shares of Concorde (9% of the outstanding class). As sole fiduciary for the the Robert F. Brozman Trust (he is one of the beneficiaries of the trust), he owns 2,485,324 shares of Concorde common stock (32% of the outstanding class). Mr. Brozman also owns 240,000 shares of exercisable Concorde options.

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

(The remainder of this page is intentionally blank.)

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

     		No reports on Form 8-K were filed during the quarter ending December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 159(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this reportto be signed on its behalf by the undersigned, thereunto duly authorized.

				CENCOR, INC.

				By:  /s/ Jack L. Brozman
				Jack L. Brozman
				Chairman of the Board

Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                             By: /s/ Jack L. Brozman        March 31, 1999
                          	Jack L. Brozman
				(Chairman of the Board,
				Chief Executive Officer
				and Director)



                              By: /s/ Terri L. Rinne        March 31, 1999
                           	Terri L. Rinne
		   		(Vice President and
				Chief Financial Officer)

			      By: /s/ Edward G. Bauer, Jr.  March 31, 1999
				Edward G. Bauer, Jr.
             			(Director)


                              By: /s/ George L. Bernstein   March 31, 1999
                           	George L. Bernstein
    				(Director)


                              By: /s/ Marvin S. Riesenbach  March 31, 1999
                           	Marvin S. Riesenbach
     				(Director)