Form 10-Q
period 1999-03-31
CENCOR INC
filed 1999-05-18
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended March 31, 1999, Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

5800 Foxridge Drive, Suite 500
Mission, Kansas                                    66202
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of October 19, 1998 CenCor, Inc. had 1,344,716 shares of Common Stock, $1.00 par value outstanding with a market value of $9,244,923.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED March 31, 1999


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	        7

3.  Quantitative and Qualitative Disclosures about
         Market Risk				       11


 	                  PART II


1.  Legal Proceedings	                               12

2.  Change in Securities	                       12

3.  Defaults Upon Senior Securities 	               12

4.  Submission of Matters to a Vote of Security
   	Holders	                                       12

5.  Other Information	                               12

6.  Exhibits and Reports on Form 8-K 	               12

7.  Signatures 	                                       15

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)


				CenCor, Inc.
			(In Process of Liquidation)
	   Consolidated Statement of Net Assets in Liquidation

					 	March 31, 	December 31,
						1999		1998
						(Unaudited)
Assets:
  Cash and cash equivalents			$10,626,000	$ 9,833,000
  Other assets					     71,000	    860,000
	Total assets				 10,697,000	 10,693,000

Liabilities:
  Accounts payable and accrued liabilities	    452,000	    445,000
  Partial liquidating distribution payable	     52,000	     57,000
  	Total liabilities			    504,000	    502,000

Net assets in liquidation			$10,193,000	 10,191,000

Number of common shares outstanding		  1,350,384	  1,350,384

Net assets in liquidation per share		$      7.55	$      7.55

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


	                                        1998            1997
Net assets in liquidation,
  December 31, 1998 and 1997 	            $10,191,000      $ 9,773,000

Income from liquidating activities
  Investment income				115,000          202,000
  Other Income					 35,000		      --
						151,000		 202,000
        										192,000		 321,000
Expenses from liquidating activities
   Salaries and related benefits		 51,000	          51,000
   Professional fees			         37,000 	  30,000
   Other expenses			         61,000           48,000
						149,000	         129,000

Increase in net assets in liquidation	          2               73,000

Net assets in liquidation,
  March 31, 1999 and 1998		     $10,193,000       $ 9,846,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                          March 31, 1999 and 1998


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

As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"). In connection with the Plan of Liquidation, the officers and director of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. A partial liquidation distribution in the amount of $5.35 per share was issued in March 1998. The Board has authorized the issuance of a second liquidating distribution during the second quarter of 1999. At such time as the Board has determined all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidation.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at March 31, 1999 and December 31, 1998 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. Estimated costs of liquidation have not been provided since such costs are not able to be estimated.

Principles of Consolidation

The consolidated financial statements include CenCor, Inc. and it's wholly owned subsidiary, Century. All material intercompany transactions have been eliminated.

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

Fair Values of Assets and Liabilities

The following methods and assumptions were used by the Company in estimating the liquidation value of its assets and liabilities:

	Cash and Cash Equivalents: The fiar value reported in the statements of net assets in liquidation for cash and cash equivalents approximate their carrying amounts.

	Other Assets: The Company's other assets are reported in the statement of net assets in liquidation at their fair value.

	Accounts Payable and Accrued Liabilities: The fair value reported in the statements of net assets in liquidation for accounts payable and accured liabilities approximates their carrying amounts.

	Partial liquidating distribution payable: The fair value reported in the statements of net assets in liquidation approximates the carrying amounts of the partial liquidating distribution payable.

2.  Other Assets

As discussed in Note 3, other assets at December 31, 1998, includes a net income tax refund receivable of $850,000 from the Company's prior years' income tax returns. Other assets at March 31, 1999 and December 31, 1998 also include prepaid expenses and fixed assets.

3.  Income Taxes

As a result of a settlement with the IRS related to the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 at December 31, 1998. The receivable also includes refunds to be received as a result of net operating loss ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,000 in March 1999.
As a result of the receipt of the IRS refunds, the Company believes it has resolved all known issues with the IRS with respect to the Company's 1990, 1991 and 1992 federal income tax returns.

The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at March 31, 1999, is approximately $295,000. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior the the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at December 31, 1998, and March 31, 1999, no amount has been recorded as a receivable regarding these carryforwards.
The NOL carryforward expires on December 31, 2008 and the AMT credit can be carried forward indefinitely.

Based upon the terms of the approved agreement, the Company has recorded in other assets a net recoverable for income taxes of $600,000 and $595,000 at September 30, 1998 and December 31, 1997, respectively.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at March 31, 1999 and December 31, 1998, respectively.

Effective April 1, 1996, CenCor converted its outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outstanding. However, as of May 6, 1999,
8,080 shares issuable remain unclaimed by the holders of the Convertible
Notes.

On February 2, 1998, CenCor announced a partial liquidating distribution of $5.35 per share to shareholders of record on February 16, 1998. On
March 9, 1998 CenCor distributed $7,159,049 to its 1,338,140 outstanding shareholder of record as of February 16, 1998.

The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible Notes who had failed to surrender their Convertible Notes in exchange for common stock. Subsequently 3,634 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The Company is attempting to contact the remaining unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes.
If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws.
The partial liquidation distribution payable recorded in the financial statements at March 31, 1999 and December 31, 1998 includes the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.


(The remainder of this page is intentionally blank)

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Financial Condition

Sale of Century

	Effective June 30, 1995, Century consummated the sale of its consumer finance business to Fidelity Acceptance Corporation ("Fidelity").

	Under the terms of the sale, Century received $128.7 million for substantially all of its assets. In accordance with the provisions of the sales agreement, $5 million of the sale proceeds were placed in escrow to secure certain indemnification obligations of the Company that expired on July 1, 1998. During the quarter ended September 30, 1998, Fidelity withdrew all of its claims against the escrow account and the Company received approximately $5.6 million from the escrow account. The funds received from the escrow account were distributed to CenCor through an intercompany dividend and were immediately invested in short-term government and government agency instruments.

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

The Board determined that a partial liquidating distribution of $5.35 per share would be issued to stockholders of record as of February 16, 1998.
The Board has authorized the issuance of a second liquidating distribution during the second quarter of 1999. At such time as the Board has determined all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution.

	During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to CenCor. In addition, the Vice President of CenCor will receive a bonus of $100,000 if the officer is still employed by CenCor on the date CenCor makes its final liquidation distribution to its shareholders.
The purpose of the additional payments is to encourage these individuals to continue their service to CenCor through CenCor's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the March 31, 1999 and December 31, 1998 financial statements.

As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. After the partial liquidating distribution and assuming CenCor had fully liquidated and distributed its assets by March 31, 1999 and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these items, CenCor's stockholders would have received an additional
$10,193,000 in distributions or approximately $7.55 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by unanticipated tax liabilities, liquidating costs, or other unforeseen factors.

In accordance with Section 280 of Delaware General Corporation Law ("DGCL"), on February 26, 1999 CenCor mailed a 60-day bar date notice to all known or possible creditors of CenCor. The same bar date notice was also published on March 11, 1999, and March 18, 1999, in the Kansas City Star, Wall Street Journal, and Wilmington News Journal. The bar date notice required all persons who believed they had a claim or potential claim against CenCor to present such claim to CenCor and its outside legal counsel no later than 4:00 p.m. Central Standard Time on April 27, 1999. Individuals or entities holding stock of record of CenCor or the CenCor Non-Convertible Notes due July 1, 1999, were advised that they did not need to file a claim unless they believed they had other claims unrelated to their ownership of common stock or Non-Convertible Notes. CenCor was required to respond to or reject any filed claims by May 4, 1999. CenCor subsequently accepted and paid one claim of an immaterial amount. All other claims received by the April 27 bar date were rejected on the basis that they were from holders of CenCor's common stock or Non-Convertible Notes and which did not state a claim unrelated to stock ownership.
CenCor expects to make a second liquidating distribution in the second quarter of 1999 and a final distribution by October 1999. If the Company determines that it is necessary to establish a reserve for potential claims by the IRS, which was exempt from the necessity to file a claim under Section 280 of DGCL, the Company would then establish a reserve for potential IRS claims and then make (subject to cost and expense considerations) a final distribution if the potential IRS claims are ultimately settled for less than the amount of the reserve. Due to the current uncertainty of this issue, the Company is not able to estimate a reserve amount, if any.

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

	The outstanding shares of stock at February 16, 1998 that received the partial liquidating distribution on March 9, 1998 did not include 11,713 of common shares issuable to holders of Convertible Notes who have failed to surrender their Convertible Notes in exchange for common stock. Subsequently, 3,639 shares of common stock and the underlying partial liquidating distribution of $5.35 per share have been issued as a result of the surrender of Convertible Notes. The Company is attempting to contact the remaining unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes. If the shares of common stock and partial liquidating distribution underlying trhe unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. The partial liquidation distribution payable recorded in the financial statements at March 31, 1999 and December 31, 1998 reflects the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.

Conversion of Convertible Notes

	On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of May 6, 1999, 8,080 shares issuable remain unclaimed by the holders of the Convertible Notes.


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

Assets and Liabilities Following Using Liquidation Accounting

	As a result of being in the process of liquidation, the Company is required to adopt the liquidation basis of accounting. Generally accepted accounting principles require the adjustment of asset and liabilities to estimated fair value under the liquidation basis of accounting. For information concerning the estimated fair values given these items by the Company and the methods and assumptions used to arrive at such values, see the Company's Financial Statments and the notes thereto.

	The Company's assets at March 31, 1999 and December 31, 1998 consist primarily of cash and cash equivalents. At December 31, 19997, the Company's assets also included an income tax receivable fund. The income tax refund was received by the Company in Februrary and March of 1999.


	The Company's liabilities at March 31, 1999 and
December 31, 1998 consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation.
At December 31, 1997 the Company has also recorded a liability for the partial liquidating distribution payable to its share-holders on March 9, 1998. The Company distributed $7,159,040 on
March 9, 1998 to the stockholders of record on February 16, 1998.
The partial liquidating distribution payable at March 31, 1999 and December 31, 1999 represents the balance due to holders of unsurrendered Convertible Notes.


Results of Operations

	During the three months ended March 31, 1999, the Company's source of income was from short-term government and government-agency investments. The Company also recorded income as a result of actual refunds from the settlement of IRS examination.

	The Company's expenses for the three months ended March 31, 1999 consisted mainly of salaries, professional and legal fees, and other recurring expenses.

Activities During Liquidation Period

	The Company's expenses during the period of liquidation are expected to consist mostly of salaries, professional fees, stockholder communication expenses, income taxes and other liquidating expenses. Until a distribution is made to stockholders, management has invested the Company's cash in short-term government or government agency instruments.

	The Company will be required to satisfy all timely asserted liabilities and any estimated post-liquidation costs, prior to any final distribution on its outstanding common stock. The Company believes that it has adequate reserves for all of its material known contingent tax and other liabilities.

Internal Revenue Service Examination

	As a result of a settlement with the IRS related to the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 at December 31, 1998. The receivable also includes refunds to be received as a result of net operation lost ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,000 in March 1999. As a result of the receipt of the IRS refunds, the Company believes it has resolved all known issues with the IRS with respect to the Company's 1990, 1991 and 1992 federal income tax returns.

	 The Company's net operating loss ("NOL") carryforward, for federal income tax purposes, at March 31, 1999 is approximately $295,000. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior to the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at March 31, 1999, no amount has been recorded as a receivable regarding these carryforwards.

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

				CENCOR, INC.

Dated May 17, 1999		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President and CFO