Form 10-Q
period 1999-06-30
CENCOR INC
filed 1999-08-16
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended June 30, 1999, Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

5800 Foxridge Drive, Suite 500
Mission, Kansas                                    66202
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of July 30, 1999 CenCor, Inc. had 1,345,447 shares of Common
Stock, $1.00 par value outstanding with a market value of $3,951,578.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED June 30, 1999


	                   INDEX


Item			                             Page
	                   PART I



1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	        9

3.  Quantitative and Qualitative Disclosures about
         Market Risk				       13


 	                  PART II


1.  Legal Proceedings	                               14

2.  Change in Securities	                       14

3.  Defaults Upon Senior Securities 	               14

4.  Submission of Matters to a Vote of Security
   	Holders	                                       14

5.  Other Information	                               14

6.  Exhibits and Reports on Form 8-K 	               14

7.  Signatures 	                                       17

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)


				CenCor, Inc.
			(In Process of Liquidation)
	   Consolidated Statement of Net Assets in Liquidation

					 	June 30, 	December 31,
						1999		1998
						(Unaudited)
Assets:
  Cash and cash equivalents			$ 4,883,000	$ 9,833,000
  Other assets					     49,000	    860,000
	Total assets				  4,932,000	 10,693,000

Liabilities:
  Accounts payable and accrued liabilities	    440,000	    445,000
  Reserves for liquidation and contingencies	    121,000	         --
  Partial liquidating distribution payable	     78,000	     57,000
  	Total liabilities			    639,000 	    502,000

Net assets in liquidation			$ 4,293,000	 10,191,000

Number of common shares outstanding		  1,350,384	  1,350,384

Net assets in liquidation per share		$      3.18	$      7.55

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)


	                                        1999            1998
Net assets in liquidation,
  December 31, 1998 and 1997 	            $10,191,000      $ 9,773,000

Income from liquidating activities
  Investment income				225,000          340,000
  Other Income					 34,000		   6,000
Total Revenue					259,000		 346,000
        										192,000		 321,000
Expenses from liquidating activities
   Salaries and related benefits		162,000	         104,000
   Professional fees			        106,000 	 103,000
   Other expenses			        150,000               --
Total Expenses					418,000	         207,000

Partial liquidation distribution	      5,739,000		      --

Increase (decrease) in net assets
  in liquidation	         	     (5,898,000)         139,000

Net assets in liquidation,
  June 30, 1999 and 1998		     $ 4,293,000       $ 9,912,000

See accompanying notes.

<CATION>

				CenCor, Inc.
	Consolidated Statement of Changes in Net Assets in Liquidation
		For the Three Months Ended June 30, 1999 and 1998
				(Unaudited)

						1999		1998
Net Assets in Liquidation,
March 31, 1999 and 1998			    $10,193,000     $9,846,000

Income From Liquidating Activities:
	Investment Income			109,000	       138,000
	Other Income				     --         54,000
Total Revenue					109,000	       192,000

Expenses From Liquidating Activities:
	Salaries and Related Benefits		111,000	    	53,000
	Professional Fees			 70,000	        73,000
	Other Expenses	   			 89,000		    --
Total Expenses					270,000	       126,000

Partial Liquidation Distribution 	      5,739,000		    --

Increase (Decrease) in Net Assets
  in Liquidation			     (5,900,000)	66,000

Net Assets In Liquidation,
June 30, 1999 and 1998			    $ 4,293,000	    $9,912,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                          June 30, 1999 and 1998


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

As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"), which was adopted effective October 1, 1996.
In connection with the Plan of Liquidation, the officers and director of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. A partial liquidation distribution in the amount of $5.35 per share was issued in March 1998. A second partial liquidating distribution in the amount of $4.25 per share was issued in June, 1999. At such time as the Board has determined all claims and liabilities have been identified and paid or provided for, the Board will make a final liquidating distribution. The Company expects to make the final liquidating distribution in October 1999.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at June 30, 1999 and December 31, 1998 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently. The Company has established a reserve for liquidation and contingency costs based upon management's estimate of expenses which will be incurred in order to conclude the Company's business and provide for future claims and contingencies. The amount of such reserve will be adjusted during the course of the liquidation of the Company as more accurate information of actual or potential liabilities becomes available.

Principles of Consolidation

The consolidated financial statements include CenCor, Inc. and it's wholly owned subsidiary, Century Acceptance Corporation. All material intercompany transactions have been eliminated.

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

2.  Other Assets

As discussed in Note 3, other assets at December 31, 1998, includes a net income tax refund receivable of $850,000 from the Company's prior years' income tax returns. Other assets at June 30, 1999 and December 31, 1998 also include prepaid expenses and fixed assets.

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

The Company's NOL carryforward, for federal income tax purposes, at June 30, 1999, is approximately $295,000. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior the the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at December 31, 1998, and June 30, 1999, no amount has been recorded as a receivable regarding these carryforwards.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at June 30, 1999 and December 31, 1998, respectively.

Effective April 1, 1996, CenCor converted its outstanding non-interest bearing convertible notes due July 1, 1999 (the "Convertible Notes") in the principal amount of $11,449,771 into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of the conversion, the holders of the Convertible Notes were entitled to 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. The outstanding share amount reflected in the financial statements assumes all 572,554 shares issued as a result of the conversion of the Convertible Notes are outstanding. However, as of July 30, 1999,
7,422 shares issuable remain unclaimed by the holders of the Convertible
Notes.

On February 2, 1998, CenCor announced a partial liquidating distribution of $5.35 per share to shareholders of record on February 16, 1998. On
March 9, 1998 CenCor distributed $7,159,049 to its 1,338,140 outstanding shareholder of record as of February 16, 1998. On May 19, 1999, CenCor announced a second partial liquidating distribution of $4.25 per share to shareholders of record as of May 21, 1999. On June 7, 1999, CenCor distributed $5,704,796 to its 1,342,305 outstanding shares of record as of May 21, 1999.

The partial liquidating distributions made on March 9, 1998 and June 7, 1999 were not issued to the holders of unsurrendered Convertible Notes.
The Company is attempting to contact the remaining unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible Notes.
If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws.
The partial liquidation distribution payable recorded in the financial statements at June 30, 1999 and December 31, 1998 includes the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.


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

  	Under Delaware law, CenCor will continue as a corporate entity for three years after the effective date of the dissolution (October 1, 1996) or for such longer period as the Delaware Court of Chancery directs, in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor. The Company is preparing to request an extension of the dissolution period from the Delaware Court of Chancery until December 23, 1999 to allow for time to wind up its business and affairs following the expected final liquidating distribution to its shareholders in October, 1999.

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

The Company has established a reserve for liquidation and contingency costs based upon management's estimate of expenses which will be incurred in order to conclude the Company's business and provide for future claims and contingencies. The amount of such reserve will be adjusted during the course of the liquidation of the Company as more accurate information of actual or potential liabilities becomes available. The Board has authorized the President and Secretary of CenCor to serve as custodians of reserve after the final liquidating distribution is made to the shareholders.

During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to CenCor. In addition, the Secretary and the Vice President of CenCor will receive a bonus of $20,000 and $100,000. respectively, if the officer is still employed by CenCor on the date CenCor makes its final liquidation distribution to its shareholders.
The purpose of the additional payments is to encourage these individuals to continue their service to CenCor through CenCor's final liquidation and to recognize the directors for their past performance. The additional payments have been recorded as a liability in the June 30, 1999 and December 31, 1998 financial statements.

As discussed below, on February 2, 1998, CenCor announced a partial liquidating distribution in the amount of $5.35 per share to be paid on March 9, 1998. On May 19, 1999, CenCor announced a second partial liquidating distribution in the amount of $4.25 per share that was paid on June 7, 1999. After the partial liquidating distributions and assuming CenCor had fully liquidated and distributed its assets by June 30, 1999 and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these tems, CenCor's stockholders would have received an additional $4,293,000 in distributions or approximately $3.18 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by unanticipated tax liabilities, liquidating costs, or other unforeseen factors.

In accordance with Section 280 of Delaware General Corporation Law ("DGCL"), on February 26, 1999 CenCor mailed a 60-day bar date notice to all known or possible creditors of CenCor. The same bar date notice was also published on March 11, 1999, and March 18, 1999, in the Kansas City Star, Wall Street Journal, and Wilmington News Journal. The bar date notice required all persons who believed they had a claim or potential claim against CenCor to present such claim to CenCor and its outside legal counsel no later than 4:00 p.m. Central Standard Time on April 27, 1999. Individuals or entities holding stock of record of CenCor or the CenCor Non-Convertible Notes due
July 1, 1999, were advised that they
did not need to file a claim unless they believed they had other claims unrelated to their ownership of common stock or Non-Convertible Notes. The Company was required to respond to or reject any filed claims by May 4, 1999. CenCor subsequently accepted and paid one claim of an immaterial amount. All other claims received by the April 27 bar date were rejected on the basis that they were from holders of CenCor's common stock or Non-Convertible Notes and did not state a claim unrelated to such ownership.

CenCor expects to make a final distribution by October 1999 provided that the Company is not notified by the IRS of its intent to examine any of the Company's tax returns that are eligble for examination. The IRS was exempt from the necessity to file a claim under Section 280 of DGCL. Due to the current uncertainty of this issue, the Company is not able to estimate a reserve amount for potential IRS examinations, if any.

Partial Liquidating Distribution

CenCor's 1993 plan of reorganization entitled holders of Old
Notes to receive Non-Convertible Notes, Convertible Notes, and common stock in exchange for their Old Notes. The Convertible Notes were converted into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes on April 1, 1996.

On February 2, 1998 CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of February 16, 1998. The Company distributed $7,159,049 on 1,338,140 outstanding shares of common stock on March 9, 1998. On May 19, 1999, CenCor announced a second partial liquidating distribution of $4.25 per share to shareholders of record as of May 21, 1999. On June 7, 1999, CenCor distributed $5,704,796 to its 1,342,305 outstanding shares of record as of May 21, 1999.

The partial liquidating distribution on March 9, 1998 and June 7, 1999 were not issued to the holders of unsurrendered Convertible Notes.
The Company is attempting to contact the remaining unsurrendered Convertible Noteholders and advise them of the partial liquidating distribution that they would be entitled to receive upon surrender of their Convertible
Notes. If the shares of common stock and partial liquidating distribution underlying the unsurrendered Convertible Notes are not claimed, the Company expects to release the unclaimed funds based upon the applicable escheat laws. The partial liquidation distribution payable recorded in the financial statements at June 30, 1999 and December 31, 1998 reflects the partial liquidating distribution due to the holders of unsurrendered Convertible Notes.

Conversion of Convertible Notes

On December 31, 1995, CenCor had outstanding non-interest bearing convertible notes due July 1, 1999 in the principal amount of $11,449,771. Effective April 1, 1996, CenCor converted these Convertible Notes into shares of CenCor's common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes. As a result of this conversion, the holders of the Convertible Notes are entitled to be issued 572,554 shares of CenCor common stock upon surrender of their Convertible Notes. As of July 30, 1999, 7,422 shares issuable remain unclaimed by the holders of the Convertible Notes.

Long - Term Debt

On August 19, 1996 CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash price equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes was $17,174,656. CenCor redeemed outstanding Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415. On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, CenCor defeased its outstanding Non-Convertible Notes in the principal amount of $7,203,726 by delivering approximately $6.4 million in U.S. Government Securities to the indenture trustee. Holders of Non-Convertible Notes must redeem their Non-Convertible Notes by submission of the Non-Convertible Notes to the indenture trutee.

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

The Company's assets at June 30, 1999 and December 31, 1998 consist primarily of cash and cash equivalents. At December 31, 1998, the Company's assets also included an income tax receivable fund. The income tax refund was received by the Company in Februrary and March of 1999.

The Company's liabilities at June 30, 1999 and
December 31, 1998 consist primarily of accounts payable and other accrued liabilities, including the accrued additional payments due to the Company's officers and directors prior to liquidation.
The partial liquidating distribution payable at June 30, 1999 and December 31, 1998 represents the balance due to holders of unsurrendered Convertible Notes.

Results of Operations

During the six months ended June 30, 1999, the Company's source of income was from short-term government and government-agency investments. The Company also recorded income as a result of actual refunds from the settlement of IRS examination.

The Company's expenses for the six months ended June 30, 1999 consisted mainly of salaries, professional and legal fees, and other recurring expenses.

Activities During Liquidation Period

The Company's expenses during the remaining period of liquidation are expected to consist mostly of salaries, professional and legal fees, stockholder communication expenses, income taxes and other liquidating expenses. Until the distribution is made to stockholders, management has invested the Company's cash in short-term government or government agency instruments.

Although the Company is required to satisfy all timely asserted liabilities and any estimated post-liquidation costs prior to any final distribution on its outstanding common stock, the only remaining party now able to assert a pre-bar date notice claim is the IRS. The Company believes that it has adequate reserves for all of its material known contingent tax and other liabilities.

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

The Company's NOL carryforward,
for federal income tax purposes, at June 30, 1999 is approximately $295,000. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior to the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. Because of the uncertainty of the amount and timing of the possible realization of the Company's income tax carryforward at June 30, 1999, no amount has been recorded as a receivable regarding these carryforwards.

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

Item 1 Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

The Company filed a report Form 8-K (as amended by a report filed on Form 8-K/A) dated May 18, 1999 announcing the payment of its second partial liquidating distribution to the Company's holders of common stock.
In addition, the Company filed a report on Form 8-K dated May 28, 1999 related to the same distribution payment.


			EXHIBIT NUMBER			DESCRIPTION
			      27	         Financial Data Schedule




            (The remainder of this page is intentionally blank)

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

				CENCOR, INC.

Dated August 16, 1999		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President and CFO