Form 10-Q
period 1999-09-30
CENCOR INC
filed 1999-11-16
CIK 18497

SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington, D. C. 20549

                         Form 10-Q

   QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(d)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the Quarter ended September 30, 1999, Commission File No.   0-3417

		               CENCOR, INC.
        (Exact Name of Registrant as Specified in its Charter)


       Delaware              	              43-0914033
(State of other jurisdiction 	    (I.R.S. Employer Identification
of Incorporation or Organization	         Number)

5800 Foxridge Drive, Suite 500
Mission, Kansas                                    66202
(Address of Principal Executive Office)		 (Zip Code)

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

		      Yes   X      No

As of September 30, 1999 CenCor, Inc. had 1,346,967 shares of Common Stock, $1.00 par value outstanding with a market value of $3,956,042.

              	       CENCOR, INC.

  	                FORM 10-Q

 	         QUARTER ENDED September 30, 1999


	                   INDEX


Item						      PAGE

PART I							1

1.  Financial Statements and Supplementary Data	        1

2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations	        8

3.  Quantitative and Qualitative Disclosures about
         Market Risk				       13


 	                  PART II


1.  Legal Proceedings	                               13

2.  Change in Securities	                       13

3.  Defaults Upon Senior Securities 	               13

4.  Submission of Matters to a Vote of Security
   	Holders	                                       13

5.  Other Information	                               13

6.  Exhibits and Reports on Form 8-K 	               13

7.  Signatures 	                                       16

Part I

Item I Financial Statements

The Company's Financial Statements are set forth herein, beginning on the following page.


	(The remainder of this page is intentionally blank.)


				CenCor, Inc.
			(In Process of Liquidation)
	   Consolidated Statement of Net Assets in Liquidation

					 	September 30, 	December 31,
						1999		1998
						(Unaudited)
Assets:
  Cash and cash equivalents			$ 5,132,000	$ 9,833,000
  Other assets					     27,000	    860,000
	Total assets				  5,159,000	 10,693,000

Liabilities:
  Accounts payable and accrued liabilities	     60,000	    445,000
  Reserves for liquidation and contingencies	    600,000	         --
  Partial liquidating distribution payable	     39,000	     57,000
  	Total liabilities			    699,000 	    502,000

Net assets in liquidation			$ 4,460,000	 10,191,000

Number of common shares outstanding		  1,347,069	  1,350,384

Net assets in liquidation per share		$      3.31	$      7.55

See accompanying notes.

                               CenCor, Inc.
                       (In Process of Liquidation)
     Consolidated Statement of Changes in Net Assets in Liquidation
           For the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)


	                                        1999            1998
Net assets in liquidation,
  December 31, 1998 and 1997 	            $10,191,000      $ 9,773,000

Income from liquidating activities
  Investment income				321,000          485,000
  Other Income					298,000		 111,000
Total Revenue					619,000		 596,000
        										192,000		 321,000
Expenses from liquidating activities
   Salaries and related benefits		244,000	         161,000
   Professional fees			        171,000 	 128,000
   Other expenses			        227,000          123,000
Total Expenses					642,000	         412,000

Partial liquidation distribution	      5,708,000		      --

Increase (decrease) in net assets
  in liquidation	         	     (5,731,000)         184,000

Net assets in liquidation,
  June 30, 1999 and 1998		     $ 4,460,000       $ 9,957,000

See accompanying notes.

<CATION>

				CenCor, Inc.
	Consolidated Statement of Changes in Net Assets in Liquidation
		For the Three Months Ended September 30, 1999 and 1998
				(Unaudited)

						1999		1998
Net Assets in Liquidation,
March 31, 1999 and 1998			     $4,293,000     $9,912,000

Income From Liquidating Activities:
	Investment Income			 96,000	       145,000
	Other Income				295,000             --
Total Revenue					391,000	       145,000

Expenses From Liquidating Activities:
	Salaries and Related Benefits		 82,000	    	57,000
	Professional Fees			 65,000	        25,000
	Other Expenses	   			 77,000		18,000
Total Expenses					224,000	       100,000

Increase in Net Assets
  in Liquidation			        167,000 	45,000

Net Assets In Liquidation,
June 30, 1999 and 1998			    $ 4,460,000	    $9,957,000

See accompanying notes.

                                CenCor, Inc.
                        (In Process of Liquidation)
                 Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998


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

As a result of Board of Directors' intent as of December 31, 1995, the Company adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation"), which was became effective October 1, 1996.
In connection with the Plan of Liquidation, the officers and director of CenCor are authorized to (i) dissolve CenCor, including the execution and filing of a Certificate of Dissolution with the Secretary of State of Delaware, (ii) wind up CenCor's affairs, including satisfaction of all liabilities and long-term debt of CenCor and (iii) liquidate CenCor's assets on a pro rata basis in accordance with the respective interests of its common stockholders. The Company's stockholders approved the Plan of Liquidation on September 12, 1996 at the Company's annual meeting of stockholders. A partial liquidation distribution in the amount of $5.35 per share was issued in March 1998. A second partial liquidating distribution in the amount of $4.25 per share was issued in June 1999. The Company expects to make the final liquidating distribution prior to December 23, 1999.
All claims and liabilities of the Company will be satisfied or provided for prior to making the final liquidating distribution.

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated fair value under the liquidation basis of accounting. Accordingly, the statement of net assets in liquidation at September 30, 1999 and December 31, 1998 reflects assets and liabilities on this basis. Adjustments for changes in estimated liquidation value are recognized currently.
The Company has established a reserve for liquidation and contingency costs based upon management's estimate of expenses which will be incurred in order to conclude the Company's business and provide for future claims and contingencies. The amount of such reserve will be adjusted during the course of the liquidation of the Company as more accurate information of actual or potential liabilities becomes available.

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

2.  Other Assets

As discussed in Note 3, other assets at December 31, 1998, includes a net income tax refund receivable of $850,000 from the Company's prior years' income tax returns. Other assets at September 30, 1999 and December 31, 1998 also include prepaid expenses and fixed assets.

3.  Income Taxes

As a result of a settlement with the IRS related to the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 at December 31, 1998. The receivable also includes refunds to be received as a result of net operating loss ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,000 in March 1999.
As a result of the receipt of the IRS refunds, the Company believes it has resolved all known issues with the IRS with respect to the Company's 1990, 1991 and 1992 federal income tax returns. In addition, the allowable period has expired for the IRS to examine or assess tax on the Company's 1993, 1994, or 1995 federal tax returns.

The Company's NOL carryforward, for federal income tax purposes, at September 30, 1999, is approximately $763,000. The Company's
NOL carryforward was adjusted during the quarter ending September 30, 1999 to reflect the Company's NOL after filing its 1998 federal income tax return. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior the the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. However, because of the unlikelihood of the utilization of the Company's income tax carryforward no amount has been recorded as a receivable regarding these carryforward at December 31, 1998 and September 30, 1999.

4.  Per Share Information

Net assets in liquidation per common share was computed by dividing net assets in liquidation by the outstanding shares of common stock at September 30, 1999 and December 31, 1998, respectively.

On February 2, 1998, CenCor announced it would be issuing a partial liquidating distribution of $5.35 per share to be paid on March 9, 1998 to common shareholders of record at February 16, 1998. On March 9, 1998 CenCor distributed $7,159,049 to the holders of 1,338,140 outstanding common shares as of the February 16, 1998 record date.

On May 19, 1999, CenCor announced it would be issuing a partial liquidating distribution of $5.35 per share to be paid on March 9, 1998 to common shareholders of record at February 16, 1998. On March 9, 1998 CenCor distributed $5,704,796 to the holders of 1,342,405 outstanding common shares as of the May 21, 1999 record date.

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

The partial liquidating distributions made on March 9, 1998 and June 7, 1999 were not issued to the holders of unsurrendered Convertible Notes. On September 28, 1999 CenCor filed a motion with the U.S. Bankruptcy Court for the District of Missouri, Western Division (the "Bankruptcy Court") to modify its previously confirmed prepackaged plan of reorganization to provide that holders of Convertible Notes who have not surrendered their Convertible Notes to CenCor on or before November 1, 1999 would forfeit any rights they have under the Convertible Notes including the right to convert their Convertible Notes to common stock and receive liquidating distributions with respect to the common stock. Twelve holders of Convertible Notes have subsuquently surrendered their Convertible Notes to CenCor for exchange to common stock. The U.S. Bankruptcy Court received no objections to the motion and on October 27, 1999 the Bankruptcy Court approved the motion.
The outstanding common shares at September 30, 1999 reflect the cancellation of 3,315 common shares that were unclaimed by holders of the Convertible Notes as of November 1, 1999. See "Partial Liquidating Distributions and Conversion of Convertible Notes" in Item 2, Management's Discussion and Anaylysis of Financial Condition and Results of Operations, for additional discussion.

The partial liquidation distribution payable recorded in the financial statements at September 30, 1999 and December 31, 1998 reflects the previously issued partial liquidating distributions of $5.35 and $4.25 per share due and payable to the holders of Convertible Notes that were surrendered on or before November 1, 1999.


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

Century in in the process of filing a Certificate of Dissolution with the Secretary of State of the State of Delaware.

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

  	Under Delaware law, CenCor will continue as a corporate entity for three years after the effective date of the dissolution (October 1, 1996) or for such longer period as the Delaware Court of Chancery directs, in its own discretion, for the purpose of prosecuting and defending suits by or against CenCor and winding up the business and affairs of CenCor, but not for the purpose of continuing the business of CenCor. The Company received an extension of the dissolution period from the Delaware Court of Chancery until December 23, 1999 to allow for time to wind up its business affairs following the expected final liquidating distribution to its stockholders.

During the period of liquidation, CenCor has not engaged in any business activities, except for preserving the value of its assets, adjusting and winding up its business and affairs, and distributing its assets in accordance with the Plan of Liquidation. CenCor's remaining debts and liabilities, whether fixed, conditioned or contingent, will either be paid as they become due or provided for. CenCor currently expects to make a final distribution to the stockholders prior to December 23, 1999.

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

During the period of liquidation CenCor's directors and officers are authorized to implement and carry out the provisions of the Plan of Liquidation and will receive compensation for their services. The Board determined that, in addition to the regular directors fees paid to each member of the Board of Directors, each Director shall receive a payment equal to $75,000 immediately prior to the final distribution of the liquidation proceeds to the shareholders as additional consideration for the performance of services to CenCor. In addition, the Secretary and the Vice President of CenCor will receive a bonus of $20,000 and $100,000, respectively, if the officer is still employed by CenCor on the date CenCor makes its final liquidation distribution to its shareholders.
The purpose of the additional payments is to encourage these individuals to continue their service to CenCor through CenCor's final liquidation and to recognize the directors for their past performance.
The additional payments have been recorded as a liability in the September 30, 1999 and December 31, 1998 financial statements.

Assuming CenCor had fully liquidated and distributed its assets by September 30, 1999 and the Company's actual realizable value of its assets and liabilities is identical to the Company's estimated realized value of these tems, CenCor's stockholders would have received an additional $4,460,000 in distributions or approximately $3.31 per share, less costs to liquidate. The actual amount to be received upon complete liquidation may be adversely affected by unanticipated tax liabilities, liquidating costs, or other unforeseen factors.

In accordance with Section 280 of Delaware General Corporation Law ("DGCL"), on February 26, 1999 CenCor mailed a 60-day bar date notice to all known or possible creditors of the Company. The same bar date notice was also published on March 11, 1999, and March 18, 1999, in the Kansas City Star, Wall Street Journal, and Wilmington News Journal. The bar date notice required all persons who believed they had a claim or potential claim against CenCor to present such claim to CenCor and its outside legal counsel no later than 4:00 p.m. Central Standard Time on April 27, 1999. Individuals or entities holding stock of record of CenCor or the CenCor Non-Convertible Notes due
July 1, 1999, were advised that they
did not need to file a claim unless they believed they had other claims unrelated to their ownership of common stock or Non-Convertible Notes. The Company was required to respond to or reject any filed claims by May 4, 1999. CenCor subsequently accepted and paid one claim of an immaterial amount. All other claims received by the April 27 bar date were rejected on the basis that they were from holders of CenCor's common stock or Non-Convertible Notes and did not state a claim unrelated to such ownership.

Long - Term Debt

CenCor's 1993 plan or reorganization entitled holders of Old Notes to receive Non-convertible Notes, Convertible Notes, and common stock (collectively referred to as the "New Securities") in exchange for their Old Notes. The Convertible Notes were converted into shares of common stock at a ratio of one share of common stock for each $20 principal amount of Convertible Notes on April 1, 1996.

On August 19, 1996, CenCor offered to redeem all of its outstanding Non-Convertible Notes due July 1, 1999 at a cash amount equal to 74% of their principal amount. Prior to the offer, the principal balance of the Non-Convertible Notes in the principal amount of $9,970,930 as of the November 18, 1996 offer expiration date at a cost of $7,374,415.
On May 30, 1997, pursuant to the indenture governing the Non-Convertible Notes, CenCor defeased its then remaining outstanding Non-Convertible Notes in principal amount of $7,203,726 by delivering approximately
$6.4 million in U.S. Government Securities to the indenture trustee. Holders of the matured Non-Convertible Notes must redeem their Non-Convertible Notes by submission of the Non-Convertible Notes to the indenture trustee on or before July 1, 2001.

CenCor's plan of reorganization also required holders of Old
Notes to exchange their Old Notes for New Securities within two years fro the "Effective Date" (November 1, 1993) of the plan. The plan further provided that unclaimed distributions to holders of Old Notes to become the property of CenCor. On September 30, 1999, CenCor received approximately $261,000 of its defeased funds from the indenture trustee as a result of unclaimed distributions of holders of Old Notes.

Partial Liquidating Distributions and Conversion of Convertible Notes

On February 2, 1998 CenCor announced payment of a partial liquidating distribution on March 9, 1998 in the amount of $5.35 per share to common stockholders of record as of the February 16, 1998 record date. The Company distributed $7,159,049 on 1,338,140 outstanding shares of common stock on March 9, 1998. On May 19, 1999, CenCor announced a second partial liquidating distribution of $4.25 per share to shareholders of record as of May 21, 1999. On June 7, 1999, CenCor distributed $5,704,796 to its 1,342,305 outstanding shares of record as of the May 21, 1999 record date.

The partial liquidating distributions made on March 9, 1998 and June
7, 1999 were not issued to the holders of unsurrendered Convertible
Notes. On September 28, 1999 CenCor filed a motion with the U.S. Bankruptcy Court for the District of Missouri, Western Division (the "Bankruptcy Court") to modify its previously confirmed prepackaged plan of reorganization to provide that holders of Convertible Notes who have not surrendered their Convertible Notes to CenCor on or before November 1, 1999 would forfeit any rights they have under the Convertible Notes including to right to convert their Convertible Notes to common stock and receive liquidating distributions with respect to the common stock. A notice of the motion was mailed to the holders of unsurrendered Convertible Notes and also published in the Kansas City Star and Missouri Lawyers Weekly. Objections to the motion were required to be filed with the U.S. Bankruptcy Court on or before October 25, 1999. Twelve holders of Convertible Notes have subsequently surrendered their Convertible
Notes to CenCor for exchange to common stock.  The U.S. Bankruptcy
Court received no objections to the motion and on October 27, 1999 the Bankruptcy Court approved the motion. The outstanding common shares at September 30, 1999 reflect the cancellation of 3,315 common shares there were unclaimed by holders of the Convertible Notes as of November 1, 1999.

On November 3, 1999, CenCor filed a Chapter 11 Final Report and Application for Final Decree and Order Closing Case with the Bankruptcy Court. The Application was granted on November 10, 1999.

Liquidating Trust

CenCor expects to enter a Liquidating Trust Agreement with the indenture trustee for the purpose of receiving any unclaimed principal of the Non-Convertible Notes after July 1, 2001 and to receive excess funds, if any, from the reserve for liquidation and contingencies. As of November 1, 1999 the indenture trustee held approximately $727,000 in unclaimed principal of the New Notes. See Long Term Debt for further discussion. The purpose of the Liquidating Trust is to distribute the trust property after July 1, 2001 to the holders of the CenCor common stock established as of the Corporate Cessation Date of December 23, 1999. Due to the uncertainty of the value of the Liquidating Trust property to be ultimately distributed, management is unable to estimate a per share distribution amount from the Liquidating Trust. Distributions from the Liquidating Trust that are not claimed by shareholders will be released under the applicable escheat laws.

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

The Company's assets at September 30, 1999 and December 31, 1998 consist primarily of cash and cash equivalents. At December 31, 1998, the Company's assets also included an income tax receivable fund. The income tax refund was received by the Company in Februrary and March of 1999. Other assets at September 30, 1999 and December 31, 1998 also include prepaid expenses and fixed assets.

The Company's liabilities at September 30, 1999 and
December 31, 1998 consist primarily of accounts payable and other accrued liabilities. At December 31, 1998 accounts payable and accrued liabilities included the accrued additional payments due to the Company's officers and directors at the time of the final liquidation. At September 30, 1999 reserves for liquidation and contingencies include the accrued additional payments due to the Company's officers and directors at the time of final liquidation and also includes management's estimate of expenses which will be incurred to conclude the Company's business and provide for future claims and contingencies.
The partial liquidating distribution payable at September 30, 1999 and December 31, 1998 represents the balance due to holders of unsurrendered Convertible Notes. See Partial Liquidating Distributions and Conversion of Convertible Notes and Long Term Debt.

Results of Operations

During the none months ended September 30, 1999, the Company's source of income was from short-term government and government-agency investments. The Company also recorded income as a result of actual refunds from the settlement of IRS examination and the receipt of unclaimed distributions of holders of Old Notes.

The Company's expenses for the nine months ended September 30, 1999 consisted mainly of salaries, professional and legal fees, and other recurring expenses.

Activities During Liquidation Period

The Company's expenses during the remaining period of liquidation are expected to consist mostly of salaries, professional and legal fees, stockholder communication expenses, income taxes and other liquidating expenses. Until the final distribution is made to stockholders, management has invested the Company's cash in short-term government or government agency instruments.

Although the Company is required to satisfy all timely asserted liabilities and any estimated post-liquidation costs prior to any final distribution on its outstanding common stock, the only remaining party now able to assert a pre-bar date notice claim is the IRS. The Company believes that it has adequate reserves for all of its post-liquidation expenses, claims and contingencies.

Internal Revenue Service Examination

As a result of a settlement with the IRS related to the the examination of the Company's 1990, 1991 and 1992 federal income tax returns, the Company recorded in other assets a net recoverable for income taxes of $850,000 at December 31, 1998. The receivable also includes refunds to be received as a result of net operation lost ("NOL") carryovers to the Company's 1995 and 1996 federal income tax returns. In February 1999, the Company received from the IRS a refund of income taxes, including interest, of approximately $836,000 and an additional refund of $48,000 in March 1999. As a result of the receipt of the IRS refunds, the Company believes it has resolved all known issues with the IRS with respect to the Company's 1990, 1991 and 1992 federal income tax returns.

The Company's NOL carryforward,
for federal income tax purposes, at September 30, 1999 is approximately $763,000. The NOL carryforward expires on December 31, 2008. However, the liquidation of the Company is expected to occur prior to the expiration of the NOL carryforward. The Company's alternative minimum tax ("AMT") credit carryforward is approximately $579,000 and can be carried forward indefinitely. However,because of the unlikelihood of the utilization of the Company's income tax carryforward, no amount has been recorded as a receivable regarding these carryforwards at December 31, 1998 and September 30, 1999.

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

Item 1 Legal Proceedings - None

Item 2 Change in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K
CenCor file a Current Report on Form 8-K dated August 24, 1999 announcing that it had filed a petition with the Delaware Court of Chancery seeking to continue to existence as a dissolved Delaware corporation from its then current expiration date of October 1, 1999 until December 23, 1999. In addition, CenCor filed a Current Report on Form 8-K dated August 30, 1999 reporting that the Delaware Court of Chancery had issued an order to CenCor granting an extension of the duration of the Company's existence from October 1, 1999 through December 23, 1999.

			EXHIBIT NUMBER			DESCRIPTION
			      27	         Financial Data Schedule




            (The remainder of this page is intentionally blank)

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

				CENCOR, INC.

Dated November 15, 1999		/s/ Jack L. Brozman
				Jack L. Brozman, President



				/s/ Terri L. Rinne
				Terri L. Rinne, Vice President and CFO